Form 10QSB
period 2001-03-31
BW ACQUISITION INC/ NV
filed 2001-05-15
CIK 1128620

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

             1000 G STREET, 2ND FLOOR, SACRAMENTO, CALIFORNIA, 95814
                     (Address of Principal Executive Office)

                                 (916) 321-4427
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,000,000 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]

                                TABLE OF CONTENTS


Part I - Financial Information

     Item 1   Financial Statements                                             3

     Item 2   Management's Discussion and Analysis or Plan of Operation       11

Part II - Other Information

     Item 1   Legal Proceedings                                               12

     Item 2   Changes in Securities                                           12

     Item 3   Defaults Upon Senior Securities                                 12

     Item 4   Submission of Matters to a Vote of Security Holders             12

     Item 5   Other Information                                               12

     Item 6   Exhibits and Reports on Form 8-K                                12

Signatures                                                                    13

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                LARRY LEGEL, CPA

                            Practice Concentrating in
                             Taxation and Securities

                       5100 N. Federal Highway, Suite 409
                            Ft. Lauderdale, FL 33308
                            (954) 493-8900 Telephone
                               (954) 493-8300 Fax
                           E-mail: LarryLegel@aol.com
                             LegelCPA@Bellsouth.net

ACCOUNTANT'S REVIEW REPORT

Board of Directors
BW Acquisition, Inc.
1000 G Street, 2nd Floor
Sacramento, CA  95814

I have reviewed the accompanying balance sheet of BW ACQUISITION, INC. (A DEVELOPMENT STAGE ENTERPRISE) as of and for the three months ended March 31, 2001, and the related statements of operations and accumulated deficit, stockholder's equity and cash flows for the period from inception (October 12, 2000), to March 31, 2001 in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of BW Acquisition, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am no aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


/s/ Larry Legel

Larry Legel, CPA
Ft. Lauderdale, FL

May 10, 2001

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2001
                  AND FOR THE THREE MONTHS FROM JANUARY 1, 2001
                             THROUGH MARCH 31, 2001

                                  BALANCE SHEET
                                  -------------
                              AS OF MARCH 31, 2001
                              --------------------


ASSETS
------

CURRENT ASSETS
  Cash in Bank                                                        $   2,415
                                                                      ---------

TOTAL CURRENT ASSETS                                                      2,415
                                                                      ---------

FURNITURE & FIXTURES                                                        -0-
                                                                      ---------

OTHER ASSETS

TOTAL ASSETS                                                          $   2,415
                                                                      =========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES                                                   $     -0-
                                                                      ---------

TOTAL LIABILITIES                                                           -0-
                                                                      =========

STOCKHOLDER'S EQUITY
Paid in capital                                                           3,000
Common stock, $0.001 par value,
 25,000,000 shares authorized;
 2,000,000 shares issued and outstanding                                  2,000
Retained Earnings (Deficit) accumulated
 during development stage                                                (2,585)
                                                                      ---------

   TOTAL STOCKHOLDER'S EQUITY                                             2,415
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                            $   2,415
                                                                      =========

              The accompanying notes are an integral part of these
                              financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF OPERATIONS
                             -----------------------
                       FOR THE PERIOD FROM JANUARY 1, 2001
                       -----------------------------------
                             THROUGH MARCH 31, 2001
                             ----------------------


INCOME
------

  INCOME                                                              $       0
                                                                      ---------

TOTAL INCOME                                                          $       0
                                                                      ---------

EXPENSES
--------

  Bank Charges                                                        $      36
  Professional Services                                                   1,075
                                                                      ---------

TOTAL EXPENSES                                                        $   1,111
                                                                      ---------

NET INCOME (LOSS)                                                     $  (1,111)
                                                                      =========

NET INCOME (LOSS) PER SHARE                                           $  (0.005)
                                                                      ---------

Weighted average number of
Common shares outstanding                                             2,000,000
                                                                      ---------

              The accompanying notes are an integral part of these
                              financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS
                             -----------------------
                       FOR THE PERIOD FROM JANUARY 1, 2001
                       -----------------------------------
                             THROUGH MARCH 31, 2001
                             ----------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash disbursed for operating activities                                 1,111
                                                                      ---------
  Net cash flow provided by (used in)
    operating activities                                                 (1,111)
                                                                      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:                                       -0-

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                         1,000
  Proceeds from paid in capital                                           1,500
                                                                      ---------
  Net cash flow provided by financing
   activities                                                             2,500
                                                                      ---------

NET INCREASE IN CASH                                                      1,389
                                                                      ---------

BEGINNING OF PERIOD
  Cash and cash equivalents                                               1,026
                                                                      ---------

END OF PERIOD
  Cash and cash equivalents                                           $   2,415
                                                                      ---------

              The accompanying notes are an integral part of these
                              financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                  --------------------------------------------
                       FOR THE PERIOD FROM JANUARY 1, 2001
                       -----------------------------------
                             THROUGH MARCH 31, 2001
                             ----------------------


                       COMMON STOCK
                       NO PAR VALUE                                RETAINED
                          NO. OF                     PAID IN       EARNINGS     SHAREHOLDERS
                          SHARES        AMOUNT       CAPITAL      (DEFICIT)        EQUITY

Balances on
December 31, 2001        1,000,000    $    1,000    $    1,500    ($   1,474)    $    1,026

Financing Activity:
Issuance of Stock
March 16, 2001           1,000,000    $    1,000    $    1,500                   $    2,500

Net profit (loss)
 for period ended
 March 31, 2001                                                   ($   1,111)    ($   1,111)
                        ----------    ----------    ----------    ----------     ----------

STOCKHOLDER'S EQUITY

March 31, 2001           2,000,000    $    2,000    $    3,000    ($   2,585)    $    2,415
                        ----------    ----------    ----------    ----------     ----------

                The accompany notes are an integral part of these
                              financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                       FOR THE PERIOD FROM JANUARY 1, 2001
                       -----------------------------------
                             THROUGH MARCH 31, 2001
                             ----------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

BW Acquisition, Inc. was incorporated under the laws of the State of Nevada on October 12, 2000. Since its inception, the Company has been in the development stage and has conducted no business. The Company's only activities to date have been: (i) the initial issuance of common stock and organizational efforts; and
(ii) the registration of the Company under the Securities Exchange Act of 1934 as a reporting company, and subsequent periodic filings under Section 13 of the Securities Exchange Act.

At the organization of the Company, 25,000,000 $0.001 par value, common shares were authorized, and 1,000,000 shares were issued. An additional 1,000,000 shares were issued on March 16, 2001.

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

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                       FOR THE PERIOD FROM JANUARY 1, 2001
                       -----------------------------------
                             THROUGH MARCH 31, 2001
                             ----------------------


OTHER ASSETS - Other assets include goodwill, patents, other intangibles and other noncurrent assets. Goodwill is generally amortized on a straight-line basis over 10 years. Other items are amortized on a straight-line basis over their estimated economic lives.

USE OF ESTIMATES - the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

DEPRECIATION - Depreciation of property, plant and equipment is generally computed on a straight-line basis over the estimated useful lives of these assets. Furniture and equipment are recorded at cost and depreciated over five to seven years.

FAIR VALUE OF FINANCIAL STATEMENTS - The Company's financial instruments consist principally of cash, cash equivalents, accounts receivable and notes receivable, accounts payable, accrued expenses, and notes payable. The carrying amounts of such financial instruments as reflected in the balance sheets approximate their estimated fair value as of March 31, 2001. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                       FOR THE PERIOD FROM JANUARY 1, 2001
                       -----------------------------------
                             THROUGH MARCH 31, 2001
                             ----------------------


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS

     The Company has had no operations to date. The Company is in the process of attempting to identify and acquire a favorable business opportunity. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

          COSTS AND EXPENSES

     The Company had no income, and recorded a net loss of $1,111, during the three months ended March 31, 2001. This loss was due almost entirely to expenses in connection with the Company's periodic filing requirements as a reporting company under the Securities Exchange Act of 1934.

          LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, the Company had total assets of $2,415, all in the form of cash. During the three months ended March 31, 2001, the Company raised $2,500 through the sale of 1,000,000 shares of its common stock. The Company now has 2,000,000 shares of common stock outstanding, with total shareholder equity of $2,415, or $0.0012 per share.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     None

ITEM 2.   CHANGES IN SECURITIES

     (c)  The  following   equity   securities  were  sold  by  the  Company  in
unregistered transactions during the period covered by this report:

                                               Number of
     Date               Name                   Shares        Consideration
     ----               ----                   ------        -------------

     March 16, 2001     William F. Webster     1,000,000     $2,500

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

ITEM 3.   DEFAULTS ON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------

Exhibit No.         Description
-----------         -----------

3.1*                Articles of Incorporation
3.2*                Bylaws

*Incorporated by reference to the Company's Registration Statement on Form 10-SB, as amended, originally filed with the Commission under the Exchange Act on November 21, 2000.

     (b)  Reports on Form 8-K.
          -------------------

     The Company filed no reports on Form 8-K during the reporting period.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BW ACQUISITION, INC.,
                                        A Nevada Corporation


                                        By: /s/ William F. Webster
                                            -----------------------------
                                            William F. Webster, President

                                        Date: May 14, 2001