Form 10QSB
period 2001-06-30
BW ACQUISITION INC/ NV
filed 2001-08-14
CIK 1128620

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,000,000 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]

                                TABLE OF CONTENTS

Part I - Financial Information

         Item 1   Financial Statements                                         3

         Item 2   Management's Discussion and Analysis or Plan of Operation   12


Part II - Other Information

         Item 1   Legal Proceedings                                           13

         Item 2   Changes in Securities                                       13

         Item 3   Defaults Upon Senior Securities                             13

         Item 4   Submission of Matters to a Vote of Security Holders         13

         Item 5   Other Information                                           13

         Item 6   Exhibits and Reports on Form 8-K                            13

Signatures                                                                    14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                LARRY LEGEL, CPA

                            Practice Concentrating in
                             Taxation and Securities

                       5100 N. Federal Highway, Suite 409
                            Ft. Lauderdale, FL 33308
                            (954) 493-8900 Telephone
                               (954) 493-8300 Fax
                           E-mail: LarryLegel@aol.com
                                   ------------------
                             LegelCPA@Bellsouth.net
                             ----------------------

ACCOUNTANT'S REVIEW REPORT

Board of Directors
BW Acquisition, Inc.
1000 G Street, 2nd Floor
Sacramento, CA  95814

I have reviewed the accompanying balance sheet of BW ACQUISITION, INC. (A DEVELOPMENT STAGE ENTERPRISE) as of and for the six months ended June 30, 2001, and the related statements of operations and accumulated deficit, stockholder's equity and cash flows for the six months ended June 30, 2001 in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of BW Acquisition, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Larry Legel
Larry Legel, CPA
Ft. Lauderdale, FL

August 10, 2001

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        BALANCE SHEET AS OF JUNE 30, 2001
                        ---------------------------------

ASSETS
------

CURRENT ASSETS
  Cash in Bank                                                          $ 1,169
                                                                        -------

TOTAL CURRENT ASSETS                                                    $ 1,169
                                                                        -------

FURNITURE & FIXTURES                                                        -0-
                                                                        -------

OTHER ASSETS
                                                                        -------

TOTAL ASSETS                                                            $ 1,169
                                                                        =======

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES                                                     $   -0-
                                                                        -------

TOTAL LIABILITIES                                                       $   -0-
                                                                        =======

STOCKHOLDER'S EQUITY
Paid in capital                                                         $ 3,000
                                                                        -------
Common stock, $0.001 par value,
 25,000,000 shares authorized;
 2,000,000 shares issued and outstanding                                $ 2,000
                                                                        -------
Retained Earnings (Deficit) accumulated
 during development stage                                               $(3,831)
                                                                        -------

TOTAL STOCKHOLDER'S EQUITY                                              $ 1,169
                                                                        -------

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                                                    $ 1,169
                                                                        =======

   The accompanying notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF OPERATIONS
                             -----------------------
                  FOR THE SIX MONTHS THROUGH JUNE 30, 2001, AND
                  ---------------------------------------------
                   FOR THE THREE MONTHS THROUGH JUNE 30, 2001
                   ------------------------------------------

                                      FOR THE SIX MONTHS    FOR THE THREE MONTHS
INCOME                                ENDED JUNE 30, 2001   ENDED JUNE 30, 2001
------

   Income                                 $         0           $         0
                                          -----------           -----------

TOTAL INCOME                              $         0           $         0
                                          -----------           -----------

EXPENSES
--------

   Bank Charges                           $        72           $        36
                                          -----------           -----------
   Professional Services                  $     2,285           $     1,210
                                          -----------           -----------

TOTAL EXPENSES                            $     2,357           $     1,246
                                          -----------           -----------

NET INCOME (LOSS)                         $    (2,357)          $    (1,246)
                                          ===========           ===========


NET INCOME (LOSS) PER SHARE               $   (0.0012)          $   (0.0006)
                                          -----------           -----------

Weighted average number of
Common shares outstanding                   2,000,000             2,000,000

   The accompanying notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS
                             -----------------------
                  FOR THE SIX MONTHS THROUGH JUNE 30, 2001, and
                  ---------------------------------------------
                   FOR THE THREE MONTHS THROUGH JUNE 30, 2001
                   ------------------------------------------

                                      FOR THE SIX MONTHS    FOR THE THREE MONTHS
                                      ENDED JUNE 30, 2001   ENDED JUNE 30, 2001

CASH FLOWS FROM
OPERATING ACTIVITIES:
  Cash disbursed for operating activities   $ 2,357               $ 1,246
                                            -------               -------
  Net cash flow provided by (used in)
  operating activities                      $(2,357)              $(1,246)
                                            -------               -------

CASH FLOWS FROM
INVESTING ACTIVITIES:                       $     0               $     0
                                            -------               -------

CASH FLOWS FROM
FINANCING ACTIVITIES:
  Proceeds from issuance of stock           $ 1,000               $     0
                                            -------               -------
  Proceeds from paid in capital             $ 1,500               $     0
                                            -------               -------
  Net cash flow provided by financing
  Activities                                $ 2,500               $     0
                                            -------               -------

NET INCREASE IN CASH                        $   143               $(1,246)
                                            -------               -------

BEGINNING OF PERIOD
  Cash and cash equivalents                 $ 1,026               $ 2,415
                                            -------               -------

END OF PERIOD
  Cash and cash equivalents                 $ 1,169               $ 1,169
                                            -------               -------

   The accompanying notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                  --------------------------------------------
                       FOR THE PERIOD FROM JANUARY 1, 2001
                       -----------------------------------
                              THROUGH JUNE 30, 2001
                              ---------------------

                         COMMON STOCK
                         $.001 PAR VALUE                                RETAINED
                         NO. OF                          PAID IN        EARNINGS        STOCKHOLDERS'
                         SHARES          AMOUNT          CAPITAL        (DEFICIT)       EQUITY
Balances on
December 31, 2001        1,000,000       $   1,000       $   1,500      $  (1,474)      $   1,026

Financing Activity
Issuance of Stock
March 16, 2001           1,000,000       $   1,000       $   1,500                      $   2,500

Net profit (loss)
for period ended
June 30, 2001                                                           $  (2,357)      $  (2,357)
                         ---------       ---------       ---------      ---------       ---------

STOCKHOLDER'S EQUITY

June 30, 2001            2,000,000       $   2,000       $   3,000      $  (3,831)      $   1,169
                                                                                        ---------

     The accompany notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                  --------------------------------------------
                        FOR THE PERIOD FROM APRIL 1, 2001
                        ---------------------------------
                              THROUGH JUNE 30, 2001
                              ---------------------

                         COMMON STOCK
                         $.001 PAR VALUE                                RETAINED
                         NO. OF                          PAID IN        EARNINGS        STOCKHOLDERS'
                         SHARES          AMOUNT          CAPITAL        (DEFICIT)       EQUITY
Balances on
April 1, 2001            2,000,000       $   2,000       $   3,000      $  (2,585)      $   2,415

Net profit (loss)
for period ended
June 30, 2001                                                           $  (1,246)      $  (1,246)
                         ---------       ---------       ---------      ---------       ---------

STOCKHOLDER'S EQUITY

June 30, 2001            2,000,000       $   2,000       $   3,000      $  (3,831)      $   1,169
                                                                                        ---------

     The accompany notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                       FOR THE PERIOD FROM JANUARY 1, 2001
                       -----------------------------------
                              THROUGH JUNE 30, 2001
                              ---------------------

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

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                       FOR THE PERIOD FROM JANUARY 1, 2001
                       -----------------------------------
                              THROUGH JUNE 30, 2001
                              ---------------------

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

FAIR VALUE OF FINANCIAL STATEMENTS - The Company's financial instruments consist principally of cash, cash equivalents, accounts receivable and notes receivable, accounts payable, accrued expenses, and notes payable. The carrying amounts of such financial instruments as reflected in the balance sheets approximate their estimated fair value as of June 30, 2001. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                       FOR THE PERIOD FROM JANUARY 1, 2001
                       -----------------------------------
                              THROUGH JUNE 30, 2001
                              ---------------------

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

          COSTS AND EXPENSES

     The Company had no income, and recorded a net loss of $2,357, during the six months ended June 30, 2001, and a net loss of $1,246 during the three months ended June 30, 2001. These losses were due almost entirely to expenses in connection with the Company's periodic filing requirements as a reporting company under the Securities Exchange Act of 1934.

          LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, the Company had total assets of $1,169, all in the form of cash. During the six months ended June 30, 2001, the Company raised $2,500 through the sale of 1,000,000 shares of its common stock. The Company now has 2,000,000 shares of common stock outstanding, with total shareholder equity of $1,169, or $0.0006 per share.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None

ITEM 2.   CHANGES IN SECURITIES

     None

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

                                        BW ACQUISITION, INC.,
                                        A Nevada Corporation

                                        By:____________/S/_________________
                                             William F. Webster, President

                                        Date: August 13, 2001