Form 10QSB
period 2001-09-30
BW ACQUISITION INC/ NV
filed 2001-11-19
CIK 1128620

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                              BW ACQUISITION, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

             AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS
             AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

ACCOUNTANT'S REVIEW REPORT                                                  5

BALANCE SHEET AS OF SEPTEMBER 30, 2001                                      6

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
  AS OF AND FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2001                                                        7

STATEMENT OF CASH FLOWS
  AS OF AND FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2001                                                        8

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
  AS OF AND FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2001                                                        9


NOTES TO FINANCIAL STATEMENTS
  AS OF AND FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2001                                                      10-11

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


I have reviewed the accompanying balance sheet of BW Acquisition, Inc. (a Development Stage Enterprise) as of September 30, 2001, and the related statements of operations and accumulated deficit, stockholder's equity and cash flows as of and for the nine months ended September 30, 2001 in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of BW Acquisition, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with Accounting Principles Generally Accepted in the United States.


Larry Legel
Larry Legel, CPA
Ft. Lauderdale, FL

November 16, 2001

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET
                                  -------------
                            AS OF SEPTEMBER 30, 2001
                            ------------------------


ASSETS
------

CURRENT ASSETS
  Cash in Bank                                                       $      703
                                                                     ----------

TOTAL CURRENT ASSETS                                                 $      703
                                                                     ----------

TOTAL ASSETS                                                         $      703
                                                                     ==========


LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES                                                       $ -0-
                                                                     ----------

TOTAL LIABILITIES                                                         $ -0-
                                                                     ----------


STOCKHOLDER'S EQUITY
Paid in capital                                                      $    3,000
Common stock, $0.001 par value,
 25,000,000 shares authorized;
 2,000,000 shares issued and outstanding                             $    2,000

Accumulated (deficit) during the development stage                   $   (4,297)
                                                                     ----------

TOTAL STOCKHOLDER'S EQUITY                                           $      703
                                                                     ----------

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                                                 $      703
                                                                     ==========


    The accompanying notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                 -----------------------------------------------
             AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
             ------------------------------------------------------


                                    FOR THE NINE MONTHS     FOR THE THREE MONTHS
                                    ENDED SEPT 30, 2001     ENDED SEPT 30, 2001
                                    -------------------     -------------------
INCOME
------

     Income                             $          0           $          0
                                        ------------           ------------

TOTAL INCOME                            $          0           $          0
                                        ------------           ------------


EXPENSES
--------

     Bank Charges                       $        108           $         36
     Professional Services              $      2,715           $        430
                                        ------------           ------------

TOTAL EXPENSES                          $      2,823           $        466
                                        ------------           ------------

NET INCOME (LOSS)                       $     (2,823)          $       (466)
                                        ============           ============

ACCUMULATED (DEFICIT) DURING THE
DEVELOPMENT STAGE, BEGINNING            $     (1,474)          $     (3,831)

ACCUMULATED (DEFICIT) DURING THE
DEVELOPMENT STAGE, ENDING               $     (4,297)          $     (4,297)



NET INCOME (LOSS) PER SHARE             $    (0.0014)          $    (0.0002)
                                        ------------           ------------


Weighted average number of
Common shares outstanding                  2,000,000              2,000,000

    The accompanying notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS
                             -----------------------
             AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
             ------------------------------------------------------

                                            FOR THE NINE MONTHS    FOR THE THREE MONTHS
                                            ENDED SEPT 30, 2001    ENDED SEPT 30, 2001
                                            -------------------    -------------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
  Cash disbursed for operating activities       $    2,823             $      466
                                                ----------             ----------
  Net cash flow provided by (used in)
    operating activities                        $   (2,823)            $     (466)
                                                ----------             ----------

CASH FLOWS FROM
INVESTING ACTIVITIES:                           $        0             $        0
                                                ----------             ----------

CASH FLOWS FROM
FINANCING ACTIVITIES:
  Proceeds from issuance of stock               $    1,000             $        0
  Proceeds from paid in capital                 $    1,500             $        0
                                                ----------             ----------
  Net cash flow provided by financing
    activities                                  $    2,500             $        0
                                                ----------             ----------

NET INCREASE (DECREASE)
  IN CASH                                       $     (323)            $     (466)

BEGINNING OF PERIOD
  Cash and cash equivalents                     $    1,026             $    1,169
                                                ----------             ----------

END OF PERIOD
  Cash and cash equivalents                     $      703             $      703
                                                ----------             ----------

    The accompanying notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                  --------------------------------------------
             AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
             ------------------------------------------------------

                                  COMMON STOCK
                                 $.001 PAR VALUE                          RETAINED
                             NO. OF                         PAID IN       EARNINGS      STOCKHOLDER'S
                             SHARES         AMOUNT          CAPITAL       (DEFICIT)         EQUITY
Balances on
December 31, 2001           1,000,000     $     1,000     $     1,500    $    (1,474)    $     1,026

Financing Activity
Issuance of Stock
March 16, 2001              1,000,000     $     1,000     $     1,500                    $     2,500

Net (loss) accumulated
during the development
stage for the nine
months ended
September 30, 2001                                                       $    (2,823)    $    (2,823)
                          -----------     -----------     -----------    -----------     -----------

September 30, 2001          2,000,000     $     2,000     $     3,000    $    (4,297)    $       703

     The accompany notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                       AS OF AND FOR THE NINE MONTHS ENDED
                       -----------------------------------
                               SEPTEMBER 30, 2001
                               ------------------


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

OTHER SECURITIES - Other securities consist of marketable securities stated at cost, which approximates market.

INVENTORIES - Inventories are stated at lower of cost or market, with cost generally determined on a first-in, first-out basis.

OTHER ASSETS - Other assets include goodwill, patents, other intangibles and other noncurrent assets. Goodwill is generally amortized on a straight-line basis over 10 years. Other items are amortized on a straight-line basis over their estimated economic lives.

USE OF ESTIMATES - the preparation of financial statements in conformity with Accounting Principles Generally Accepted in the United States, requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

DEPRECIATION - Depreciation of property, plant and equipment is generally computed on a straight-line basis over the estimated useful lives of these assets. Furniture and equipment are recorded at cost and depreciated over five to seven years.

FAIR VALUE OF FINANCIAL STATEMENTS - The Company's financial instruments consist principally of cash, cash equivalents, accounts receivable and notes receivable, accounts payable, accrued expenses, and notes payable. The carrying amounts of such financial instruments as reflected in the balance sheets approximate their estimated fair value as of September 30, 2001. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

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

          COSTS AND EXPENSES

     The Company had no income, and recorded a net loss of $2,823, during the nine months ended September 30, 2001, and a net loss of $466 during the three months ended September 30, 2001. These losses were due almost entirely to expenses in connection with the Company's periodic filing requirements as a reporting company under the Securities Exchange Act of 1934.

          LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, the Company had total assets of $703, all in the form of cash. During the nine months ended September 30, 2001, the Company raised $2,500 through the sale of 1,000,000 shares of its common stock. The Company now has 2,000,000 shares of common stock outstanding, with total shareholder equity of $703, or $0.00035 per share.

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

                                           Date: November 19, 2001