Form 10QSB
period 2002-03-31
BW ACQUISITION INC/ NV
filed 2005-01-06
CIK 1128620

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED March 31, 2002


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                             SECURITIES ACT OF 1934


                        COMMISSION FILE NUMBER 000-32001

                              BW ACQUISITION, INC.
                 (Name of Small Business Issuer in its Charter)


             NEVADA                                              94-3377540
(State or other jurisdiction of                               (I.R.S. Employer
 Incorporation or organization)                              Identification No.)

                      2765 Wrondel Way, #1 Reno, NV       89502
            (Address of Principal Executive Office)    (Zip Code)

                               (760) 732-5868
                         (Issuer's Telephone Number)




                  1000 G Street 2nd Floor, Sacramento, CA 95814
            ---------------------------------------------------------
          (Former name or former address, if changes since last report)


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                              BW ACQUISITION, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

             AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2002

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS
             AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------


BALANCE SHEET AS OF MARCH 31, 2002                                      5

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
  AS OF AND FOR THE THREE MONTHS ENDED
  MARCH 31, 2002                                                        6

STATEMENT OF CASH FLOWS
  AS OF AND FOR THE THREE MONTHS ENDED
  MARCH 31, 2002                                                        7

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
  AS OF AND FOR THE THREE MONTHS ENDED
  MARCH 31, 2002                                                        8


NOTES TO FINANCIAL STATEMENTS
  AS OF AND FOR THE THREE MONTHS ENDED
  MARCH 31, 2002                                                      9-11

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET
                                  -------------
                            AS OF MARCH 31, 2002
                            ------------------------


ASSETS
------

CURRENT ASSETS
  Cash in Bank                                                       $      201
                                                                     ----------

TOTAL CURRENT ASSETS                                                 $      201
                                                                     ----------

TOTAL ASSETS                                                         $      201
                                                                     ==========


LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES                                                       $ -0-
                                                                     ----------

TOTAL LIABILITIES                                                         $ -0-
                                                                     ----------


STOCKHOLDER'S EQUITY
Paid in capital                                                      $    2,000
Common stock, $0.001 par value,
 25,000,000 shares authorized;
 2,000,000 shares issued and outstanding
Additional Paid in Capital                                           $    3,000
Accumulated (deficit) during the development stage                   $   (4,799)
                                                                     ----------

TOTAL STOCKHOLDER'S EQUITY                                           $      201
                                                                     ----------

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                                                 $      201
                                                                     ==========


    The accompanying notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                 -----------------------------------------------
             AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2002
             ------------------------------------------------------

                                                   THREE        THREE      FROM 03/06/01
                                                MONTHS ENDED MONTHS ENDED (INCEPTION) TO
                                                  03/31/02    03/31/01      03/31/02
                                                ------------ ------------ --------------
  INCOME
  ------
   Income                                       $         0  $         0   $         0
                                                ------------ ------------  -------------
  TOTAL INCOME                                            0            0             0
                                                ------------ ------------  -------------

EXPENSES

 Bank Charges                                             0            0            36
 Professional Services                                    0            0           180
                                                -----------  -----------  ------------
TOTAL EXPENSES                                            0            0           216
                                                -----------  -----------  ------------
NET INCOME(LOSS)                                $         0  $         0          (216)
                                                ===========  ===========  ===========
NET INCOME(LOSS)PER SHARE                       $  (0.0001)  $         0
                                                ===========  ===========
Weighted average number of common
shares outstanding                                2,000,000    2,000,000
                                                ===========  ===========

    The accompanying notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS
                             -----------------------
             AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2002
             ------------------------------------------------------

                                         FOR THE 3     FOR THE 3     FROM 03/06/01
                                        MONTHS ENDED  MONTHS ENDED  (INCEPTION) TO
                                          03/31/02      03/30/01        03/31/02
                                        ------------- ------------- --------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
  Net (loss)                            $          0  $          0  $        (216)
                                        ------------- ------------- --------------
Net cash flow provided by (used in)
    development activities                         0             0           (216)
                                        ------------- ------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  None                                             0             0               0
                                        ------------- ------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock                      0             0             216
                                        ------------- ------------- --------------
  Net cash flow provided by financing
    activities                                     0             0             216
                                        ------------- ------------- --------------

NET INCREASE(DECREASE)IN CASH                      0             0              0

BEGINNING OF PERIOD
  Cash and cash equivalents                        0             0             417
                                        ------------- ------------- --------------

END OF PERIOD
  Cash and cash equivalents             $          0  $          0  $          201
                                        ============= ============= =============

    The accompanying notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                  --------------------------------------------
             AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2002
             ------------------------------------------------------


                                  COMMON STOCK
                                 $.001 PAR VALUE                          RETAINED
                             NO. OF                         PAID IN       EARNINGS      STOCKHOLDER'S
                             SHARES         AMOUNT          CAPITAL       (DEFICIT)         EQUITY
Balances on
December 31, 2001           2,000,000     $     2,000     $     3,000    $  (4,583)      $     417

Net (loss) accumulated
during the development
stage for the THREE
months ended
MARCH 31, 2002                                                           $    (216)      $    (216)
                          -----------     -----------     -----------    -----------     -----------

MARCH 31, 2002              2,000,000     $     2,000     $     3,000    $  (4,799)      $     201


     The accompany notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                       AS OF AND FOR THE THREE MONTHS ENDED
                       -----------------------------------
                               MARCH 31, 2002
                               ------------------


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

FAIR VALUE OF FINANCIAL STATEMENTS - The Company's financial instruments consist principally of cash, cash equivalents, accounts receivable and notes receivable, accounts payable, accrued expenses, and notes payable. The carrying amounts of such financial instruments as reflected in the balance sheets approximate their estimated fair value as of MARCH 31, 2002. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

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

          COSTS AND EXPENSES

     The Company had no income, and recorded a net loss of $216, during the THREE months ended March 31, 2002. These losses were due almost entirely to expenses in connection with the Company's periodic filing requirements as a reporting company under the Securities Exchange Act of 1934.

          LIQUIDITY AND CAPITAL RESOURCES

     As of MARCH 31, 2002,  the Company  had total assets of $201, all    in the
form of cash. The Company now has 2,000,000 shares of common stock outstanding, with total shareholder equity of $201.

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


                                        BW ACQUISITION, INC.,
                                        A Nevada Corporation

                                        By:____________/S/_________________
                                           Roger Pawson, President

                                           Date: January 5, 2005