Form 10KSB
period 2001-12-31
BW ACQUISITION INC/ NV
filed 2005-01-11
CIK 1128620

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10K-SB
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                             SECURITIES ACT OF 1934

                     FOR THE PERIOD ENDED DECEMBER 31, 2001

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

As of December 31, 2001, there were 2,000,000 shares of common stock, $0.001 par value, outstanding.

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

     The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company with a class of registered securities. The Company may use one or more consultants to assist in the process of locating a target company. As of December 31, 2001, the Company has no relationships with any such consultants, and the management of the Company has not recommended a particular consultant to be hired by the Company for such purposes. If the Company decides to use one or more consultants, such consultants will be selected at the discretion of the management of the Company taking into account such criteria as experience in the area of locating
companies  as  targets  for  mergers,   and  past  record  of  success  in  such
transactions.

   As of December 31, 2001, William F. Webster (as a director, sole officer, and shareholder of the Company) had not had discussions with any company with regard
to  a possible merger.  The  Company's   management   has no plans to seek debt
financing in carrying out its business plan.

         On September 5, 2003, Roger E. Pawson, made a cash payment to certain shareholders of the Company, in the amount of seventeen thousand five hundred dollars ($17,500) in exchange for 2,000,000 shares of the Company's restricted Common Stock, transferred pursuant to Section 4(1) of the Securities Act of 1933, as amended. These shares, representing a controlling interest in the
Company, were   acquired from   the   existing    shareholder   of the Company,
specifically William F. Webster.

         The purpose of the transaction was to effect a change of control of the Company to Mr. Pawson. Subsequent to this transaction, William F. Webster, the Company's Director and sole Officer, appointed Roger E. Pawson as an additional Director. Immediately after such appointment, Mr. Webster tendered his resignation, which the Company then accepted, leaving Mr. Pawson to serve as the Company's sole Officer and Director.

     As of December 31, 2001, neither William F. Webster (as sole director, officer and shareholder of the Company) nor any of his affiliates or associates have had any preliminary contact or discussions with, and there are no present plans, proposals or arrangements or understandings with, any representatives of any business or company regarding the possibility of an acquisition or merger transaction as described herein. Furthermore, there are no preliminary agreements or understandings between the Company and any of its affiliates, or any lending institution, with respect to any loan agreements. The Company's management has no plans to seek debt financing in carrying out its business plan.

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

THE COMPANY'S MANAGEMENT WILL DEVOTE LIMITED TIME TO THE COMPANY. The Company's sole Officer and Director is Roger E. Pawson. Because management consists of only one person, the Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its sole officer and director when selecting a target company. Mr. Pawson anticipates devoting only a limited amount of time per month to the business of the Company, and does not anticipate commencing any services until after the effective date of the registration statement.

CONFLICTS OF INTEREST. Mr. Pawson participates in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future. The terms of a business combination may include such terms as Mr. Pawson remaining a director or officer of the Company. The terms of a business combination may provide for a payment by cash or otherwise to Mr. Pawson for the purchase or retirement of all or part of his common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. Pawson would directly benefit from such employment or payment. Such benefits may influence Mr. Pawson's choice of a target company. The Articles of Incorporation of the Company provide that the Company may indemnify officers and/or directors of the Company for liabilities, which can include liabilities arising under the securities laws. Therefore, assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification.

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

     THERE IS NO AGREEMENT FOR A BUSINESS COMBINATION AND NO MINIMUM REQUIREMENTS FOR A BUSINESS COMBINATION. As of December 31, 2001, the Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

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

     During the period covered by this report the Company has sold securities which were not registered, as follows:

                                                 Number
Date                    Name                     of Shares         Consideration
----                    ----                     ---------         -------------

October 23, 2001        William F. Webster       1,000,000         $2,500 cash
March 16, 2001          William F. Webster       1,000,000         $1,000 cash
     With respect to the sale made to William F. Webster, the Company relied upon Sections 4(2) (for non-public offerings) and 3(a)(11) (for intrastate offerings) of the Securities Act of 1933, as amended. Mr. Webster is the founder and sole officer and director of the Company. Mr. Webster is a sophisticated investor and had access to the kind of information about the Company that a registration statement would disclose. The securities were offered, the offer was accepted, and the sale was consummated all within the State of California.

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

ITEM 8. CHANGES  IN   AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE.

     On December 18, 2004, the Company elected to dismiss its former independent auditor, Larry Legel, CPA and retained Lawrence Scharfman & Co., CPA, PA as successor independent auditor. There were no disagreements with the former auditor, nor did the Company consult with the successor auditor on accounting or auditing issues prior to retaining the successor auditor.

ITEM 8A - CONTROLS AND PROCEDURES

     The Company's sole officer and director has concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10-KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide the officer the information necessary whether:

          (i) this Annual Report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-KSB, and

          (ii) the financial statements, and other financial information included in this Annual Report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-KSB.

     There have been no significant changes in the Company's internal controls or in other factors since the date of the sole officer and director's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The Company has one director and one officer as follows:

Name                   Age    Positions and Offices Held
----                   ---    --------------------------
William F. Webster     41     President, Secretary, Chief Financial Officer, and
                              Director

     Mr. Webster has served as a director of the Company since its initial meeting on October 23, 2001, and will serve on the board until the next annual meeting of the shareholders of the Company or until a successor is elected. There are no agreements or understandings for the officer and director to resign at the request of another person, and the above-named officer and director is not acting on behalf of, nor will act at the direction of, any other person.

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

         On September 5, 2003, Roger E. Pawson, made a cash payment to certain shareholders of the Company, in the amount of seventeen thousand five hundred dollars ($17,500) in exchange for 2,000,000 shares of the Company's restricted Common Stock, transferred pursuant to Section 4(1) of the Securities Act of 1933, as amended. These shares, representing a controlling interest in the Company, were acquired from an existing shareholder of the Company, specifically William F. Webster.

The purpose of the transaction was to effect a change of control of the Company to Mr. Pawson. Subsequent to this transaction, William F. Webster, the Company's Director and sole Officer, appointed Roger E. Pawson as an additional Director. Immediately after such appointment, Mr. Webster tendered his resignation, which the Company then accepted, leaving Mr. Pawson to serve as the Company's sole Officer and Director.


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

Exhibit No.    Description
-----------    -----------

3.1*           Articles of Incorporation
3.2*           Bylaws
27.1*          Financial Data Schedule

*Incorporated by reference to the Company's Registration Statement on Form 10-SB, as amended, originally filed with the Commission under the Exchange Act on November 21, 2001.

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

                                        BW ACQUISITION, INC.,
                                        A Nevada Corporation

                                        By:_____________/S/___________________
                                            Roger E. Pawson, President, Chief
                                            Financial Officer, and Sole Director

                                        Date: January 5, 2001

                              BW ACQUISITION, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                          AUDITED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2001

                                       AND

                      FOR THE PERIOD FROM OCTOBER 12, 2000

                   (FROM INCEPTION) THROUGH DECEMBER 31, 2001

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          AUDITED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                    AND FOR THE PERIOD FROM OCTOBER 12, 2000
                   (FROM INCEPTION) THROUGH DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT AUDITOR'S REPORT                                                1

BALANCE SHEET                                                               2

STATEMENT OF OPERATIONS                                                     3

STATEMENT OF CASH FLOWS                                                     4

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY                                5

NOTES TO FINANCIAL STATEMENTS                                             6-8

                        Lawrence Scharfman & Co., CPA, PA
                             9608 Honey Bell Circle
                             Boynton Beach, FL 33437
                            (561) 733-0296 Telephone
                               (561) 740-0613 Fax


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

Board of Directors
BW Acquisition, Inc.
2765 Wrondel Way, #1
Reno, NV   89502

I have audited the accompanying balance sheet of SHAVA, INC. (A DEVELOPMENT STAGE ENTERPRISE) as of December 31, 2002 and the related statements of operations, changes in stockholder's equity (deficiency), and cash flows for the year in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the year in the period ended December 31, 2001, in conformity with U.S. generally accepted accounting principles.

/s/Lawrence Scharfman & Co, CPA, PA
Lawrence Scharfman & Co, CPA, PA

December 18, 2004
Boynton Beach, FL

                                LARRY LEGEL, CPA
                       5100 N. Federal Highway, Suite 409
                            Ft. Lauderdale, FL 33308
                            (954) 493-8900 Telephone
                               (954) 493-8300 Fax


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

Board of Directors
BW Acquisition, Inc.
1000 G Street, 2nd Floor
Sacramento, CA 95814

I have audited the accompanying balance sheet of BW Acquisition, INC. (A DEVELOPMENT STAGE ENTERPRISE)as of December 31,2000 and the related statements of operations, changes in stockholder's equity, and cash flows for the period from October 12, 2000(from inception) through December 31, 2000. These financial statements are the responsibility of the Company's management.
My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, the financial position of BW Acquisition, Inc. as of December 31, 2000, and the results of its operations and its cash flows from October 12, 2000
(from inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Larry Legel
Certified Public Accountant

March 20, 2001
Ft Lauderdale, FL

                              BW ACQUISITION, INC.
                              --------------------

                                  BALANCE SHEET
                                  -------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                             AS OF DECEMBER 31, 2001
                             -----------------------

ASSETS
------

CURRENT ASSETS
   Cash in Bank                                                         $  417
                                                                        -------
TOTAL CURRENT ASSETS                                                       417
                                                                        -------
FURNITURE & FIXTURES                                                        -0-
                                                                        -------
OTHER ASSETS

TOTAL ASSETS                                                            $  417
                                                                        =======

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES                                                     $   -0-
                                                                        -------
TOTAL LIABILITIES                                                           -0-
                                                                        =======

STOCKHOLDER'S EQUITY
Paid in capital                                                           2,000
Common stock, $0.001 par value,
  25,000,000 shares authorized;
  2,000,000 shares issued and outstanding                                 3,000
Retained Earnings (Deficit) accumulated
  during development stage                                               (4,583)
                                                                       --------
     TOTAL STOCKHOLDER'S EQUITY                                             417
                                                                        -------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                              $   417
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

                              BW ACQUISITION, INC.
                              --------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF OPERATIONS
                             -----------------------

                      FOR THE PERIOD FROM OCTOBER 12, 2000
                      ------------------------------------

                   (FROM INCEPTION) THROUGH DECEMBER 31, 2001
                   ------------------------------------------


                                                From inception   From inception
                                               October 10, 2000 October 10, 2000
                                                   Through          Through
                               YEAR ENDED         YEAR ENDED      YEAR ENDED
                           DECEMBER 31, 2001 DECEMBER 31, 2000 DECEMBER 31, 2001
                           ================= ================= =================
INCOME
   Income                      $        0        $        0       $        0
                               -----------       -----------      -----------
TOTAL INCOME                            0                 0                0
                               -----------       -----------      -----------

EXPENSES
--------
   Bank Charges                       144                24              168
   Professional Services            2,965             1,450            4,415
                               -----------       -----------      -----------
TOTAL EXPENSES                      3,109             1,474            4,583
                               -----------       -----------      -----------

Net Income (Loss)              $   (3,109)       $   (1,474)      $   (4,583)
                               ===========       ===========      ===========

NET INCOME (LOSS) PER SHARE    $  (0.0016)       $    (0.01)
                               ===========       ===========
Weighted average number of
 common shares outstanding      2,000,000         1,000,000
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

                              BW ACQUISITION, INC.
                              --------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS
                             -----------------------

                      FOR THE PERIOD FROM OCTOBER 12, 2000
                      ------------------------------------

                   (FROM INCEPTION) THROUGH DECEMBER 31, 2001
                   ------------------------------------------


                                                               From inception   From inception
                                                               October 12, 2000 October 12, 2000
                                                                   Through          Through
                                               YEAR ENDED         YEAR ENDED      YEAR ENDED
                                           DECEMBER 31, 2001 DECEMBER 31, 2000 DECEMBER 31, 2001
                                           ================= ================= =================
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
   Net loss                                 $   (3,109)         $   (1,474)       $  (4,583)
                                            -----------        -----------       -----------
Net cash flow provided by (used in)
      development activities                    (3,109)             (1,474)          (4,583)
                                            -----------        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   None                                              0                  0                 0
                                            -----------        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock            2,500              2,500             5,000
                                            -----------        -----------       -----------
Net cash flow provided by financing
  activities                                     2,500              2,500             5,000
                                            -----------        -----------       -----------

NET INCREASE (DECREASE) IN CASH                   (609)             1,026                 0
                                            -----------        -----------       -----------

BEGINNING OF PERIOD Cash and equivalents         1,026                  0                 0
                                            -----------        -----------       -----------
END OF PERIOD Cash and equivalents          $      417         $    1,026       $       417
                                            ===========        ===========       ==========



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

                              BW ACQUISITION, INC.
                              --------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                  --------------------------------------------

                      FOR THE PERIOD FROM OCTOBER 12, 2000
                      ------------------------------------

                   (FROM INCEPTION) THROUGH DECEMBER 31, 2001
                   ------------------------------------------

                        COMMON STOCK
                        ------------
                        NO PAR VALUE
                        ------------
                        NO. OF                    PAID IN    RETAINED
                        SHARES         AMOUNT     CAPITAL    EARNINGS     TOTAL
                        ------         ------     -------    --------     -----
October 12, 2001
   initial issuance
   of shares            1,000,000      $1,000     $1,500                 $2,500

March 16, 2001
   Issuance of Shares   1,000,000      $1,000     $1,500                 $2,500

Net profit (loss)
   for period ended
   December 31, 2001                                          (3,109)    (3,109)
                        ---------      ------     ------     --------   --------

STOCKHOLDER'S EQUITY
December 31, 2001       2,000,000      $2,000     $3,000     $(4,583)   $(4,583)
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

                              BW ACQUISITION, INC.
                              --------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                      FOR THE PERIOD FROM OCTOBER 12, 2000
                      ------------------------------------

                   (FROM INCEPTION) THROUGH DECEMBER 31, 2001
                   ------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

BW Acquisition, Inc. was incorporated under the laws of the State of Nevada on October 12, 2000. Since its inception, the Company has been in the development stage and has conducted no business. The Company's only activities to date have been the initial issuance of common stock and organizational efforts.

At the organization of the Company, 25,000,000 $0.001 par value, common shares were authorized and 1,000,000 shares were issued.On March 16, 2001 an additional 1,000,000 shares were purchased for $1,000.00 by William Webster.

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

                              BW ACQUISITION, INC.
                              --------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                      FOR THE PERIOD FROM OCTOBER 12, 2000
                      ------------------------------------

                   (FROM INCEPTION) THROUGH DECEMBER 31, 2001
                   ------------------------------------------

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

FAIR VALUE OF FINANCIAL STATEMENTS - The Company's financial instruments consist principally of cash, cash equivalents, accounts receivable and notes receivable, accounts payable, accrued expenses, and notes payable. The carrying amounts of such financial instruments as reflected in the balance sheets approximate their estimated fair value as of December 31, 2001. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

                              BW ACQUISITION, INC.
                              --------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                      FOR THE PERIOD FROM OCTOBER 12, 2000
                      ------------------------------------

                   (FROM INCEPTION) THROUGH DECEMBER 31, 2001
                   ------------------------------------------

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