Form 10KSB
period 2002-12-31
BW ACQUISITION INC/ NV
filed 2005-01-12
CIK 1128620

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10K-SB
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                             SECURITIES ACT OF 1934

                     FOR THE PERIOD ENDED DECEMBER 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ 0.00. The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked price of such common equity as of March 30, 2002, [in the past 60 days], was approximately $ 0.00.

As of December 31, 2002, there were 2,000,000 shares of common stock, $0.001 par value, outstanding.

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

     The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company with a class of registered securities. The Company may use one or more consultants to assist in the process of locating a target company. As of December 31, 2002, the Company has no relationships with any such consultants, and the management of the Company has not recommended a particular consultant to be hired by the Company for such purposes. If the Company decides to use one or more consultants, such consultants will be selected at the discretion of the management of the Company taking into account such criteria as experience in the area of locating
companies  as  targets  for  mergers,   and  past  record  of  success  in  such
transactions.

   As of December 31, 2002, William F. Webster (as a director, sole officer, and shareholder of the Company) had not had discussions with any company with regard
to  a possible merger.  The  Company's   management   has no plans to seek debt
financing in carrying out its business plan.

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

     As of December 31, 2002, neither William F. Webster (as sole director, officer and shareholder of the Company) nor any of his affiliates or associates have had any preliminary contact or discussions with, and there are no present plans, proposals or arrangements or understandings with, any representatives of any business or company regarding the possibility of an acquisition or merger transaction as described herein. Furthermore, there are no preliminary agreements or understandings between the Company and any of its affiliates, or any lending institution, with respect to any loan agreements. The Company's management has no plans to seek debt financing in carrying out its business plan.

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

     THERE IS NO AGREEMENT FOR A BUSINESS COMBINATION AND NO MINIMUM REQUIREMENTS FOR A BUSINESS COMBINATION. As of December 31, 2002, the Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

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

     During the period covered by this report the Company has sold securities which were not registered, as follows:

                                                 Number
Date                    Name                     of Shares         Consideration
----                    ----                     ---------         -------------

October 23, 2002        William F. Webster       1,000,000         $2,500 cash
March 16, 2002          William F. Webster       1,000,000         $1,000 cash
     With respect to the sale made to William F. Webster, the Company relied upon Sections 4(2) (for non-public offerings) and 3(a)(11) (for intrastate offerings) of the Securities Act of 1933, as amended. Mr. Webster is the founder and sole officer and director of the Company. Mr. Webster is a sophisticated investor and had access to the kind of information about the Company that a registration statement would disclose. The securities were offered, the offer was accepted, and the sale was consummated all within the State of California.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth each person known by the Company, as of March 30, 2002, to be the beneficial owner of five percent or more of the Company's Common Stock, the sole director individually, and all directors and officers of the Company (of which there is only one) as a group.

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

                                        BW ACQUISITION, INC.,
                                        A Nevada Corporation

                                        By:_____________/S/___________________
                                            Roger E. Pawson, President, Chief
                                            Financial Officer, and Sole Director

                                        Date: January 5, 2001

                              BW ACQUISITION, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                          AUDITED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2002

                                       AND

                      FOR THE PERIOD FROM OCTOBER 12, 2000

                   (FROM INCEPTION) THROUGH DECEMBER 31, 2002

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          AUDITED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002
                    AND FOR THE PERIOD FROM OCTOBER 12, 2000
                   (FROM INCEPTION) THROUGH DECEMBER 31, 2002

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the year in the period ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

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

Larry Legel
Certified Public Accountant

March 20, 2001
Ft Lauderdale, FL

                              BW ACQUISITION, INC.
                              --------------------

                                  BALANCE SHEET
                                  -------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                             AS OF DECEMBER 31, 2002
                             -----------------------

ASSETS
------

CURRENT ASSETS
   Cash in Bank                                                         $   93
                                                                        -------
TOTAL CURRENT ASSETS                                                        93
                                                                        -------
FURNITURE & FIXTURES                                                        -0-
                                                                        -------
OTHER ASSETS

TOTAL ASSETS                                                            $   93
                                                                        =======

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES                                                     $   -0-
                                                                        -------
TOTAL LIABILITIES                                                           -0-
                                                                        =======

STOCKHOLDER'S EQUITY
Paid in capital                                                           2,000
Common stock, $0.001 par value,
  25,000,000 shares authorized;
  2,000,000 shares issued and outstanding                                 3,000
Retained Earnings (Deficit) accumulated
  during development stage                                               (4,907)
                                                                       --------
     TOTAL STOCKHOLDER'S EQUITY                                              93
                                                                        -------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                              $    93
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

                              BW ACQUISITION, INC.
                              --------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF OPERATIONS
                             -----------------------

                      FOR THE PERIOD FROM OCTOBER 12, 2000
                      ------------------------------------

                   (FROM INCEPTION) THROUGH DECEMBER 31, 2002
                   ------------------------------------------


                                                                From inception
                                                               October 12, 2000
                                                                   Through
                               YEAR ENDED         YEAR ENDED      YEAR ENDED
                           DECEMBER 31, 2002 DECEMBER 31, 2001 DECEMBER 31, 2002
                           ================= ================= =================
INCOME
   Income                      $        0        $        0       $        0
                               -----------       -----------      -----------
TOTAL INCOME                            0                 0                0
                               -----------       -----------      -----------

EXPENSES
--------
   Bank Charges                       144               144              312
   Professional Services              180             2,965            4,595
                               -----------       -----------      -----------
TOTAL EXPENSES                        324             3,109            4,907
                               -----------       -----------      -----------

Net Income (Loss)              $     (324)       $   (3,109)      $   (4,907)
                               ===========       ===========      ===========

NET INCOME (LOSS) PER SHARE    $ (0.00016)       $   (0.001)
                               ===========       ===========
Weighted average number of
 common shares outstanding      2,000,000         2,000,000
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

                              BW ACQUISITION, INC.
                              --------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS
                             -----------------------

                      FOR THE PERIOD FROM OCTOBER 12, 2000
                      ------------------------------------

                   (FROM INCEPTION) THROUGH DECEMBER 31, 2002
                   ------------------------------------------


                                                                                From inception
                                                                               October 12, 2000
                                                                                     Through
                                               YEAR ENDED       YEAR ENDED         YEAR ENDED
                                           DECEMBER 31, 2002 DECEMBER 31, 2001 DECEMBER 31, 2002
                                           ================= ================= =================
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
   Net loss                                 $     (324)         $  (3,109)       $   (4,907)
                                            -----------        -----------       -----------
Net cash flow provided by (used in)
      development activities                      (324)            (3,109)           (4,907)
                                            -----------        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   None                                              0                  0                 0
                                            -----------        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                0              2,500             5,000
                                            -----------        -----------       -----------
Net cash flow provided by financing
  activities                                         0              2,500             5,000
                                            -----------        -----------       -----------

NET INCREASE (DECREASE) IN CASH                   (324)              (609)           (4,907)
                                            -----------        -----------       -----------

BEGINNING OF PERIOD Cash and equivalents           417              1,026                 0
                                            -----------        -----------       -----------
END OF PERIOD Cash and equivalents          $       93         $      417       $        93
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

                              BW ACQUISITION, INC.
                              --------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                  --------------------------------------------

                      FOR THE PERIOD FROM OCTOBER 12, 2000
                      ------------------------------------

                   (FROM INCEPTION) THROUGH DECEMBER 31, 2002
                   ------------------------------------------

                        COMMON STOCK
                        ------------
                        NO PAR VALUE
                        ------------
                        NO. OF                    PAID IN    RETAINED
                        SHARES         AMOUNT     CAPITAL    EARNINGS     TOTAL
                        ------         ------     -------    --------     -----
October 12, 2001
   initial issuance
   of shares            1,000,000      $1,000     $1,500                 $2,500

March 16, 2001
   Issuance of Shares   1,000,000      $1,000     $1,500                 $2,500

Net profit (loss)
   for period ended
   December 31, 2002                                            (324)      (324)
                        ---------      ------     ------     --------   --------

STOCKHOLDER'S EQUITY
December 31, 2002       2,000,000      $2,000     $3,000     $(4,907)   $(4,907)
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

                              BW ACQUISITION, INC.
                              --------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                      FOR THE PERIOD FROM OCTOBER 12, 2000
                      ------------------------------------

                   (FROM INCEPTION) THROUGH DECEMBER 31, 2002
                   ------------------------------------------

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

                              BW ACQUISITION, INC.
                              --------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                      FOR THE PERIOD FROM OCTOBER 12, 2000
                      ------------------------------------

                   (FROM INCEPTION) THROUGH DECEMBER 31, 2002
                   ------------------------------------------

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

FAIR VALUE OF FINANCIAL STATEMENTS - The Company's financial instruments consist principally of cash, cash equivalents, accounts receivable and notes receivable, accounts payable, accrued expenses, and notes payable. The carrying amounts of such financial instruments as reflected in the balance sheets approximate their estimated fair value as of December 31, 2002. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

                              BW ACQUISITION, INC.
                              --------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                      FOR THE PERIOD FROM OCTOBER 12, 2000
                      ------------------------------------

                   (FROM INCEPTION) THROUGH DECEMBER 31, 2002
                   ------------------------------------------

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