Form 10QSB
period 2003-09-30
BW ACQUISITION INC/ NV
filed 2005-01-12
CIK 1128620

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2003


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                              BW ACQUISITION, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

             AS OF AND FOR THE NINE MONTHS ENDED September 30, 2003

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS
             AS OF AND FOR THE NINE MONTHS ENDED September 30, 2003

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------


BALANCE SHEET AS OF September 30, 2003                                      5

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
  AS OF AND FOR THE NINE MONTHS ENDED
  September 30, 2003                                                        6

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
  AS OF AND FOR THE NINE MONTHS ENDED
  September 30, 2003                                                        7

STATEMENT OF CASH FLOWS
  AS OF AND FOR THE NINE MONTHS ENDED
  September 30, 2003                                                        8

NOTES TO FINANCIAL STATEMENTS
  AS OF AND FOR THE NINE MONTHS ENDED
  September 30, 2003                                                      9-11

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET
                                  -------------
                            AS OF September 30, 2003
                            ------------------------

                                                                     September 30,    December 31,
						                        2003             2002
                                                                    -----------      ------------
ASSETS
------

CURRENT ASSETS
  Cash in Bank                                                       $        0       $       93
                                                                     ----------       ----------

TOTAL CURRENT ASSETS                                                          0               93
                                                                     ----------       ----------

TOTAL ASSETS                                                         $        0       $       93
                                                                     ==========       ==========


LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES                                                  $      -0-       $       -0-
                                                                     ----------       ----------

TOTAL LIABILITIES                                                           -0-               -0-
                                                                     ----------       ----------


STOCKHOLDER'S EQUITY
Paid in capital                                                           2,000            2,000
Common stock, $0.001 par value,                                      ----------       ----------
 25,000,000 shares authorized;
 3,400,000 shares issued and outstanding
Additional Paid in Capital                                                3,000            3,000
Accumulated (deficit) during the development stage                       (5,000)          (4,907)
                                                                     ----------       ----------

TOTAL STOCKHOLDER'S EQUITY                                                    0               93
                                                                     ----------       ----------
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                                                 $        0       $       93
                                                                     ==========       ==========


    The accompanying notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                 -----------------------------------------------
             AS OF AND FOR THE NINE MONTHS ENDED September 30, 2003
             ------------------------------------------------------

   NINE                                             Three       THREE         NINE           NINE
MONTHS ENDED                                    MONTHS ENDED MONTHS ENDED  Months Ended   Months Ended
SEPTEMBER 30,                                   SEPTEMBER 30,SEPTEMBER 30, SEPTEMBER 30,  SEPTEMBER 30,
  2003                                               2003       2002          2003           2002
------------                                    ------------ ------------ -------------- --------------
INCOME
------
   Income                                       $         0  $         0   $        0     $         0
                                                ------------ ------------  ------------- -------------
  TOTAL INCOME                                            0            0            0               0
                                                ------------ ------------  ------------- -------------

EXPENSES

 Bank Charges                                            21           36           93             108
 Professional Services                                    0            0           93             180
                                                -----------  -----------  ------------   ------------
TOTAL EXPENSES                                           21           36           93             288
                                                -----------  -----------  ------------   ------------
NET INCOME(LOSS)                                $       (21) $       (36)         (93)           (288)
                                                ===========  ===========  ===========     ===========
NET INCOME(LOSS)PER SHARE                       $   (.00001) $   (.00001) $   (.00001)    $   (.00001)
                                                ===========  ===========  ===========     ===========
Weighted average number of common
shares outstanding                                3,400,000    2,000,000    3,400,000       2,000,000
                                                ===========  ===========  ===========     ===========

    The accompanying notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                  --------------------------------------------
             AS OF AND FOR THE NINE MONTHS ENDED September 30, 2003
             ------------------------------------------------------


                                  COMMON STOCK
                                 $.001 PAR VALUE                          RETAINED
                             NO. OF                         PAID IN       EARNINGS      STOCKHOLDER'S
                             SHARES         AMOUNT          CAPITAL       (DEFICIT)         EQUITY
Balances on
December 31, 2002           2,000,000     $     2,000     $     3,000    $  (4,907)      $      93

Issuance of Common          1,400,000
Stock

Net (loss) accumulated
during the development
stage for the NINE
months ended
September 30, 2003                                                       $     (93)      $     (93)
                          -----------     -----------     -----------    -----------     -----------

September 30, 2003          2,000,000     $     2,000     $     3,000    $  (5,000)      $       0


     The accompany notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS
                             -----------------------
             AS OF AND FOR THE NINE MONTHS ENDED September 30, 2003
             ------------------------------------------------------

                                             NINE          NINE
                                         MONTHS ENDED  MONTHS ENDED
                                          SEPTEMBER 30, SEPTEMBER 30,
                                             2003          2002
                                        ------------- -------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
  Net (loss)                            $        (93)  $      (288)
                                        ------------- -------------
Net cash flow provided by (used in)
    development activities                         0             0
                                        ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  None                                             0             0
                                        ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock                      0             0
                                        ------------- -------------
  Net cash flow provided by financing
    activities                                     0             0
                                        ------------- -------------
NET INCREASE(DECREASE)IN CASH                    (93)         (288)

BEGINNING OF PERIOD
  Cash and cash equivalents                       93           417
                                        ------------- -------------
END OF PERIOD
  Cash and cash equivalents             $          0  $        129
                                        ============= =============

    The accompanying notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                       AS OF AND FOR THE NINE MONTHS ENDED
                       -----------------------------------
                               September 30, 2003
                               ------------------


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

On September 24,2003 an additional 1,400,000 shares of stock were issued for the acquisition of a Software license from Chopin Ventures, Inc. The purchase agreement requires that the Company pay $50,000.00 for the license in a addition to the 1,400,000 shares of stock issued. The Company has six months from the date of the contract to pay the $50,000.00. Currently the Company has 0 funds and must rely on a loan or raising capital through a debt or equity means in
order to fulfill the agreement.         If the $50,000.00 is not paid within the
designated time period the Company would forfeit any and all rights to the software license and the 1,400,000 shares that were issued would remain issued and outstanding as of September 24, 2003.

As of September 30, 2003 a total of 3,400,00 shares of common stock have been issued.

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

FAIR VALUE OF FINANCIAL STATEMENTS - The Company's financial instruments consist principally of cash, cash equivalents, accounts receivable and notes receivable, accounts payable, accrued expenses, and notes payable. The carrying amounts of such financial instruments as reflected in the balance sheets approximate their estimated fair value as of September 30, 2003. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

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

          COSTS AND EXPENSES

     The Company had no income, and recorded a net loss of $21, during the NINE months ended September 30, 2003.These losses were due almost entirely to expenses in connection with the Company's periodic filing requirements as a reporting company under the Securities Exchange Act of 1934.

          LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2003, the Company had total assets of $0, all in the form of cash. The Company now has 2,000,000 shares of common stock outstanding, with total shareholder equity of $0.

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