Form 10KSB
period 2003-12-31
BW ACQUISITION INC/ NV
filed 2005-01-14
CIK 1128620

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10K-SB
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                             SECURITIES ACT OF 1934

                     FOR THE PERIOD ENDED DECEMBER 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ 0.00. The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked price of such common equity as of December 31, 2003, [in the past 60 days], was approximately $ 0.00.

As of December 31, 2003, there were 3,400,000 shares of common stock, $0.001 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I

Item 1   Description of Business                                               3
Item 2   Description of Property                                               6
Item 3   Legal Proceeding                                                      7
Item 4   Submission of Matters to a Vote of Security Holders                   7

PART II

Item 5   Market for Common Equity and Other Shareholder Matters                7
Item 6   Management's Discussion and Analysis or Plan of Operation             7
Item 7   Financial Statements                                                 10
Item 8   Changes In and Disagreements With Accountants                        11

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                    11
Item 10  Executive Compensation                                               13
Item 11  Security Ownership of Certain Beneficial Owners and Management       13
Item 12  Certain Relationships and Related Transactions                       13
Item 13  Exhibits and Reports on Form 8-K                                     13

SIGNATURES                                                                    13

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

     The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company with a class of registered securities. The Company may use one or more consultants to assist in the process of locating a target company. As of December 31, 2003, the Company has no relationships with any such consultants, and the management of the Company has not recommended a particular consultant to be hired by the Company for such purposes. If the Company decides to use one or more consultants, such consultants will be selected at the discretion of the management of the Company taking into account such criteria as experience in the area of locating
companies  as  targets  for  mergers,   and  past  record  of  success  in  such
transactions.

   As of December 31, 2003, William F. Webster (as a director, sole officer, and shareholder of the Company) had not had discussions with any company with regard
to  a possible merger.  The  Company's   management   has no plans to seek debt
financing in carrying out its business plan.

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

On September 24,2003 an additional 1,400,000 shares of stock were issued for the acquisition of a Software license from Chopin Venture Group, Inc. The purchase agreement required that the Company pay $50,000.00 for the license in addition to the 1,400,000 shares of stock issued. The Company had six months from the date of the contract to pay the $50,000.00. Currently the Company has 0 funds and must rely on a loan or raising capital through a debt or equity means in order to fulfill the agreement. The $50,000.00 was not paid within the designated time period and and per the agreement with Chopin Venture Group, Inc. the Company forfeited any all rights to the software license and the 1,400,000 shares that were issued by the Company remained issued and outstanding as of September 24, 2003.

     As of December 31, 2003, neither William F. Webster (as sole director, officer and shareholder of the Company) nor any of his affiliates or associates have had any preliminary contact or discussions with, and there are no present plans, proposals or arrangements or understandings with, any representatives of any business or company regarding the possibility of an acquisition or merger transaction as described herein. Furthermore, there are no preliminary agreements or understandings between the Company and any of its affiliates, or any lending institution, with respect to any loan agreements. The Company's management has no plans to seek debt financing in carrying out its business plan.

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

     THERE IS NO AGREEMENT FOR A BUSINESS COMBINATION AND NO MINIMUM REQUIREMENTS FOR A BUSINESS COMBINATION. As of December 31, 2003, the Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

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

     During the period covered by this report the Company has sold securities which were not registered, as follows:

                                                 Number
Date                    Name                     of Shares         Consideration
----                    ----                     ---------         -------------

October 23, 2002        William F. Webster       1,000,000         $2,500 cash
March 16, 2002          William F. Webster       1,000,000         $1,000 cash
September 24, 2003      Chopin Venture Group,Inc.1,400,000

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth each person known by the Company, as of March 30, 2003, to be the beneficial owner of five percent or more of the Company's Common Stock, the sole director individually, and all directors and officers of the Company (of which there is only one) as a group.

                                           Amount of
Name and Address                           Beneficial          Percentage
of Beneficial Owner                        Ownership           of Class
-------------------                        ---------           --------

William F. Webster                         2,000,000           59%
1000 G Street, 2nd Floor
Sacramento, California 95814

All Executive Officers and                 2,000,000           59%
Directors as a Group (1 Person)

Chopin Venture Group, Inc.                 1,400,000           41%


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

                                        BW ACQUISITION, INC.,
                                        A Nevada Corporation

                                        By:_____________/S/___________________
                                            Roger E. Pawson, President, Chief
                                            Financial Officer, and Sole Director

                                        Date: January 5, 2005

                              BW ACQUISITION, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                          AUDITED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2003

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          AUDITED FINANCIAL STATEMENTS

                               DECEMBER 31, 2003

                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT AUDITOR'S REPORT                                                1

BALANCE SHEET                                                               2

STATEMENT OF OPERATIONS                                                     3

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY                                4

STATEMENT OF CASH FLOWS                                                     5

NOTES TO FINANCIAL STATEMENTS                                             6-8

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

I have audited the accompanying balance sheet of SHAVA, INC. (A DEVELOPMENT STAGE ENTERPRISE) as of December 31, 2003 and the related statements of operations, changes in stockholder's equity (deficiency), and cash flows for the year in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of its operations and its cash flows for the year in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/Lawrence Scharfman & Co, CPA, PA
Lawrence Scharfman & Co, CPA, PA

December 18, 2004
Boynton Beach, FL

                              BW ACQUISITION, INC.
                              --------------------

                                  BALANCE SHEET
                                  -------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                             AS OF DECEMBER 31, 2003
                             -----------------------

                                                                     DECEMBER 31,    December 31,
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


              The accompanying notes are an integral part of these
                              financial statements

                              BW ACQUISITION, INC.
                              --------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF OPERATIONS
                             -----------------------

                                DECEMBER 31, 2003
                   ------------------------------------------

                               YEAR ENDED         YEAR ENDED      YEAR ENDED
                           DECEMBER 31, 2003 DECEMBER 31, 2002 DECEMBER 31, 2001
                           ================= ================= =================
INCOME
   Income                      $        0        $        0       $        0
                               -----------       -----------      -----------
TOTAL INCOME                            0                 0                0
                               -----------       -----------      -----------

EXPENSES
--------
   Bank Charges                        93               144              144
   Professional Services                0               180            2,965
                               -----------       -----------      -----------
TOTAL EXPENSES                         93               324            3,109
                               -----------       -----------      -----------

Net Income (Loss)              $      (93)       $     (324)      $   (3,109)
                               ===========       ===========      ===========

Accumulated (Deficit) During
The Development Stage,
Beginning                          (4,907)           (4,583)          (1,474)
                               -----------       -----------      -----------

Accumulated (Deficit) During
The Development Stage,
Ending                             (5,000)           (4,907)          (4,583)
                               ===========       ===========      ===========

NET INCOME (LOSS) PER SHARE    $  (.00001)       $  (.00001)      $  (.00001)
                               ===========       ===========      ===========
Weighted average number of
 common shares outstanding      3,400,000         2,000,000        2,000,000
                               ===========       ===========      ===========



              The accompanying notes are an integral part of these
                              financial statements

                              BW ACQUISITION, INC.
                              --------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                  --------------------------------------------

                               DECEMBER 31, 2003
                   ------------------------------------------

                        COMMON STOCK
                        ------------
                        NO PAR VALUE
                        ------------
                        NO. OF                    PAID IN    RETAINED
                        SHARES         AMOUNT     CAPITAL    EARNINGS     TOTAL
                        ------         ------     -------    --------     -----
October 12, 2000
   initial issuance
   of shares            1,000,000      $1,000     $1,500                 $2,500

March 16, 2001
   Issuance of Shares   1,000,000      $1,000     $1,500                 $2,500

Stockholder's Equity
December 31, 2002       2,000,000      $2,000     $3,000     $(4,907)   $    93
                        =========      ======     ======     ========   ========
September 24, 2003
   Issuance of Shares   1,400,000

Net profit (loss)
   for period ended
   December 31, 2003                                             (93)       (93)
                        ---------      ------     ------     --------   --------

STOCKHOLDER'S EQUITY
December 31, 2003       3,400,000      $2,000     $3,000     $(5,000)   $     0
                        =========      ======     ======     ========   ========

                The accompany notes are an integral part of these
                              financial statements

                              BW ACQUISITION, INC.
                              --------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS
                             -----------------------

                               DECEMBER 31, 2003
                   ------------------------------------------



                                               YEAR ENDED       YEAR ENDED         YEAR ENDED
                                           DECEMBER 31, 2003 DECEMBER 31, 2002 DECEMBER 31, 2001
                                           ================= ================= =================
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
   Net loss                                 $      (93)         $    (324)       $   (3,109)
                                            -----------        -----------       -----------
Net cash flow provided by (used in)
      development activities                       (93)              (324)           (3,109)
                                            -----------        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   None                                              0                  0                 0
                                            -----------        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                0                  0             2,500
                                            -----------        -----------       -----------
Net cash flow provided by financing
  activities                                         0                  0             2,500
                                            -----------        -----------       -----------

NET INCREASE (DECREASE) IN CASH                    (93)              (324)             (609)
                                            -----------        -----------       -----------

BEGINNING OF PERIOD Cash and equivalents            93                417             1,026
                                            -----------        -----------       -----------
END OF PERIOD Cash and equivalents          $        0         $       93       $       417
                                            ===========        ===========       ==========



              The accompanying notes are an integral part of these
                              financial statements

                              BW ACQUISITION, INC.
                              --------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                DECEMBER 31, 2003
                   ------------------------------------------

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

On September 24,2003 an additional 1,400,000 shares of stock were issued for the acquisition of a Software license from Chopin Venture Group, Inc. The purchase agreement required that the Company pay $50,000.00 for the license in addition to the 1,400,000 shares of stock issued. The Company had six months from the date of the contract to pay the $50,000.00. Currently the Company has 0 funds and must rely on a loan or raising capital through a debt or equity means in order to fulfill the agreement. The $50,000.00 was not paid within the designated time period and and per the agreement with Chopin Venture Group, Inc. the Company forfeited any all rights to the software license and the 1,400,000 shares that were issued by the Company remained issued and outstanding as of September 24, 2003.

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

                              BW ACQUISITION, INC.
                              --------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                DECEMBER 31, 2003
                   ------------------------------------------

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

FAIR VALUE OF FINANCIAL STATEMENTS - The Company's financial instruments consist principally of cash, cash equivalents, accounts receivable and notes receivable, accounts payable, accrued expenses, and notes payable. The carrying amounts of such financial instruments as reflected in the balance sheets approximate their estimated fair value as of December 31, 2003. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

                              BW ACQUISITION, INC.
                              --------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                DECEMBER 31, 2003
                   ------------------------------------------

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