Form 10QSB
period 2004-03-31
BW ACQUISITION INC/ NV
filed 2005-01-14
CIK 1128620

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED March 31, 2004


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,400,000 shares of common stock, $.001 par value.

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                              BW ACQUISITION, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

             AS OF AND FOR THE Three MONTHS ENDED March 31, 2004

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS
             AS OF AND FOR THE Three MONTHS ENDED March 31, 2004

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------


BALANCE SHEET AS OF March 31, 2004                                      5

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
  AS OF AND FOR THE Three MONTHS ENDED
  March 31, 2004                                                        6

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
  AS OF AND FOR THE Three MONTHS ENDED
  March 31, 2004                                                        7

STATEMENT OF CASH FLOWS
  AS OF AND FOR THE Three MONTHS ENDED
  March 31, 2004                                                        8

NOTES TO FINANCIAL STATEMENTS
  AS OF AND FOR THE Three MONTHS ENDED
  March 31, 2004                                                      9-11

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET
                                  -------------
                              AS OF March 31, 2004
                            ------------------------

                                                                     March 31,       December 31,
						                        2004             2003
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
                                                                     ==========       ==========


    The accompanying notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                 -----------------------------------------------
             AS OF AND FOR THE Three MONTHS ENDED March 31, 2004
             ------------------------------------------------------

   Three                                             ThREE       THREE
MONTHS ENDED                                    MONTHS ENDED MONTHS ENDED
 March 31,                                         March 31,    March 31,
   2004                                               2004        2003
------------                                    ------------ ------------
------
   Income                                       $         0  $         0
                                                ------------ ------------
  TOTAL INCOME                                            0            0
                                                ------------ ------------
EXPENSES

 Bank Charges                                             0           36
 Professional Services                                    0            0
                                                -----------  -----------
TOTAL EXPENSES                                            0           36
                                                -----------  -----------
NET INCOME(LOSS)                                $         0 $       (36)
                                                ===========  ===========
NET INCOME(LOSS)PER SHARE                       $         0 $   (.00001)
                                                ===========  ===========
Weighted average number of common
shares outstanding                                3,400,000    2,000,000
                                                ===========  ===========

    The accompanying notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                  --------------------------------------------
             AS OF AND FOR THE THREE MONTHS ENDED March 31, 2004
             ------------------------------------------------------


                                  COMMON STOCK
                                 $.001 PAR VALUE                          RETAINED
                             NO. OF                         PAID IN       EARNINGS      STOCKHOLDER'S
                             SHARES         AMOUNT          CAPITAL       (DEFICIT)         EQUITY
Balances on
December 31, 2003           3,400,000     $     2,000     $     3,000    $  (4,907)      $      93

Issuance of Common          1,400,000
Stock

Net (loss) accumulated
during the development
stage for the Three
months ended
March 31, 2004                                                           $       0       $       0
                          -----------     -----------     -----------    -----------     -----------

March 31, 2004              3,400,000     $     2,000     $     3,000    $  (5,000)      $       0


     The accompany notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS
                             -----------------------
             AS OF AND FOR THE THREE MONTHS ENDED March 31, 2004
             ------------------------------------------------------

                                             THREE        THREE
                                         MONTHS ENDED  MONTHS ENDED
                                          March 31,      March 31,
                                             2004          2003
                                        ------------- -------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
  Net (loss)                            $          0  $        (36)
                                        ------------- -------------
Net cash flow provided by (used in)
    development activities                         0             0
                                        ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  None                                             0             0
                                        ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock                      0             0
                                        ------------- -------------
  Net cash flow provided by financing
    activities                                     0             0
                                        ------------- -------------
NET INCREASE(DECREASE)IN CASH                      0           (36)

BEGINNING OF PERIOD
  Cash and cash equivalents                        0            93
                                        ------------- -------------
END OF PERIOD
  Cash and cash equivalents             $          0  $         57
                                        ============= =============

    The accompanying notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                       AS OF AND FOR THE Three MONTHS ENDED
                       -----------------------------------
                                 March 31, 2004
                               ------------------


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

As of March 31, 2004 a total of 3,400,00 shares of common stock have been issued.

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

FAIR VALUE OF FINANCIAL STATEMENTS - The Company's financial instruments consist principally of cash, cash equivalents, accounts receivable and notes receivable, accounts payable, accrued expenses, and notes payable. The carrying amounts of such financial instruments as reflected in the balance sheets approximate their estimated fair value as of March 31, 2004. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

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

          COSTS AND EXPENSES

     The Company had no income,  and  recorded a net loss of $0,  during   the
Three months ended  March 31, 2004.   These  losses were due almost entirely to
expenses in connection with the Company's periodic filing requirements as a reporting company under the Securities Exchange Act of 1934.

          LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2004, the Company had total assets of $0, all in the form of cash. The Company now has 3,400,000 shares of common stock outstanding, with total shareholder equity of $0.

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