Form 10QSB
period 2004-06-30
BW ACQUISITION INC/ NV
filed 2005-01-18
CIK 1128620

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED June 30, 2004


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                              BW ACQUISITION, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

             AS OF AND FOR THE SIX MONTHS ENDED June 30, 2004

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS
             AS OF AND FOR THE SIX MONTHS ENDED June 30, 2004

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------


BALANCE SHEET AS OF June 30, 2004                                      5

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
  AS OF AND FOR THE SIX MONTHS ENDED
  June 30, 2004                                                        6

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
  AS OF AND FOR THE SIX MONTHS ENDED
  June 30, 2004                                                        7

STATEMENT OF CASH FLOWS
  AS OF AND FOR THE SIX MONTHS ENDED
  June 30, 2004                                                        8

NOTES TO FINANCIAL STATEMENTS
  AS OF AND FOR THE SIX MONTHS ENDED
  June 30, 2004                                                      9-11

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET
                                  -------------
                            AS OF June 30, 2004
                            ------------------------

                                                                      June 30,       December 31,
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
                                                                     ==========       ==========


    The accompanying notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                 -----------------------------------------------
             AS OF AND FOR THE SIX MONTHS ENDED June 30, 2004
             ------------------------------------------------------

                                       THREE Months   THREE Months   SIX Months   SIX Months
                                          Ended           Ended         Ended        Ended
                                         June 30,        June 30,      June 30,     June 30,
                                           2004            2003          2004         2003
------------                           ------------   ------------  ----------- -----------
INCOME
------
   Income                              $         0     $         0   $        0   $        0
                                       -----------     -----------  -----------   ----------

TOTAL INCOME                                     0               0            0            0
                                       -----------     -----------  -----------   ----------

EXPENSES

 Bank Charges                                    0              36            0           72
 Professional Services                           0               0            0           72
                                       -----------     -----------  ------------  ----------
TOTAL EXPENSES                                   0              36            0           72
                                       -----------     -----------  ------------  ----------
NET INCOME(LOSS)                       $         0      $      (36)          (0)         (72)
                                       ===========     ===========  ============  ==========
NET INCOME(LOSS)PER SHARE              $         0    $    (.00001)           0      (.00001)
                                       ===========     ===========  ============  ==========
Weighted average number of common
shares outstanding                       3,400,000       2,000,000    3,400,000    2,000,000
                                       ===========     ===========  ============  ==========

    The accompanying notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                  --------------------------------------------
                AS OF AND FOR THE SIX MONTHS ENDED June 30, 2004
             ------------------------------------------------------


                                  COMMON STOCK
                                 $.001 PAR VALUE                          RETAINED
                             NO. OF                         PAID IN       EARNINGS      STOCKHOLDER'S
                             SHARES         AMOUNT          CAPITAL       (DEFICIT)         EQUITY
Balances on
December 31, 2003           3,400,000     $     2,000     $     3,000    $  (4,907)      $      93

Net (loss) accumulated
during the development
stage for the SIX
months ended
June 30, 2004                                                            $       0      $        0
                          -----------     -----------     -----------    -----------     -----------

June 30, 2004               3,400,000     $     2,000     $     3,000    $  (5,000)      $       0



     The accompany notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS
                             -----------------------
             AS OF AND FOR THE SIX MONTHS ENDED June 30, 2004
             ------------------------------------------------------

                                             SIX           SIX
                                         MONTHS ENDED  MONTHS ENDED
                                          JUNE 30,       JUNE 30,
                                            2004           2003
                                        ------------- -------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
  Net (loss)                            $          0  $        (72)
                                        ------------- -------------
Net cash flow provided by (used in)
    development activities                         0             0
                                        ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  None                                             0             0
                                        ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock                      0             0
                                        ------------- -------------
  Net cash flow provided by financing
    activities                                     0             0
                                        ------------- -------------
NET INCREASE(DECREASE)IN CASH                      0           (72)

BEGINNING OF PERIOD
  Cash and cash equivalents                        0            93
                                        ------------- -------------
END OF PERIOD
  Cash and cash equivalents             $          0   $        21
                                        ============= =============

    The accompanying notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                       AS OF AND FOR THE SIX MONTHS ENDED
                       -----------------------------------
                               June 30, 2004
                               ------------------


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

As of June 30, 2004 a total of 3,400,00 shares of common stock have been issued.


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

FAIR VALUE OF FINANCIAL STATEMENTS - The Company's financial instruments consist principally of cash, cash equivalents, accounts receivable and notes receivable, accounts payable, accrued expenses, and notes payable. The carrying amounts of such financial instruments as reflected in the balance sheets approximate their estimated fair value as of June 30, 2004. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

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

          COSTS AND EXPENSES

     The Company had no income, and recorded a net loss of $0, during the SIX months ended June 30, 2004. These losses were due almost entirely to expenses in connection with the Company's periodic filing requirements as a reporting company under the Securities Exchange Act of 1934.

          LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2004, the Company had total assets of $0, all in the form of cash. The Company now has 3,400,000 shares of common stock outstanding, with total shareholder equity of $0.

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