Form 10KSB
period 2004-09-30
BW ACQUISITION INC/ NV
filed 2005-01-20
CIK 1128620

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10K-SB
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                             SECURITIES ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2004

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

                               (760) 732-5868
                         (Issuers Telephone Number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

State issuers revenues for its most recent fiscal year: $ 68,789. The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked price of such common equity as of December 31, 2003, [in the past 60 days], was approximately $ 0.00.

As of September 30, 2004, there were 4,400,000 shares of common stock, $0.001 par value, outstanding.
Traditional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I

Item 1   Description of Business                                               3
Item 2   Description of Property                                               6

Item 3   Legal Proceeding                                                      6
Item 4   Submission of Matters to a Vote of Security Holders                   6

PART II

Item 5   Market for Common Equity and Other Shareholder Matters                6
Item 6   Managements Discussion and Analysis or Plan  of Operation             6
Item 7   Financial Statements                                                  7
Item 8   Changes In and Disagreements With Accountants                         7

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                     8
Item 10  Executive Compensation                                                9
Item 11  Security Ownership of Certain Beneficial Owners and Management       10
Item 12  Certain Relationships and Related Transactions                       10
Item 13  Exhibits and Reports on Form 8-K                                     11

SIGNATURES                                                                    12

FINANCIAL STATEMENTS--INDEPENDENT AUDITORS REPORT

                                     PART I

This report on Form 10-KSB and documents incorporated herein by reference contain certain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995 which involve substantial risks and uncertainties. When used in this report and in other reports filed by the Company, the forward-looking statements are often identified by the use of such terms and phrases as anticipates, believes, intends, plans, expects, seeks, scheduled, foreseeable future and similar expressions. Although the Company believes the understandings and assumptions on which the forward-looking statements in this report are based are reasonable, the Companys actual results, performance and achievements could differ materially from the results in, or implied by, these forward-looking statements. Certain factors that could cause or contribute to such differences include those discussed in Managements Plan of Operations and elsewhere herein.

ITEM 1. DESCRIPTION OF BUSINESS

     BW Acquisition, Inc. (the Company) was incorporated under the laws of the State of Nevada on October 12, 2000. The Company was formed to engage in any lawful corporate undertaking, including, without limitation, mergers and acquisitions with companies selected by the management of the Company for such business opportunities.

On September 9, 2004, BW Acquisition, Inc. and Univative Concepts, Inc. (Univative) entered into a Share Exchange Agreement, whereby BW Acquisition acquired one hundred percent (100%)of all the outstanding shares of common stock (Common Stock) of Univative, in exchange for 1,000,000 shares of common stock of the Company. As a part of the transaction,the Company changed its fiscal year end from December 31 to September 30. Its periodic filing in accordance with the Securities Exchange Act of 1934 is this Form 10-KSB for the transition period from January 1, 2004 to September 30, 2004.

After the September 9, 2004 Merger Agreement with Univative, the Companys plan was to continue the operations of Univative.

The  Company  targets what it  considers to be  unique  products  purchased on a
wholesale   price  structure and  sold  directly  through  the  Companys  retail channels.

Some of the main product lines sold in the last year were: the Zing shot, a toy oriented towards the childrens market which can shoot a round hoop up to three hundred feet; Instant summer, the Companys proprietary instant tanning lotion;


Mp3 Players; and a various array of costume jewelry and various nutritional products.

The  Company  has  been  in the developmental  stage since inception and has had
no operations until September 30, 2004   when it    entered    into the Exchange
agreement with Univative Concepts, Inc.

        On September 5, 2003, Roger E. Pawson, made a cash payment to certain shareholders of the Company, in the amount of seventeen thousand five hundred dollars ($17,500) in exchange for 2,000,000 shares of the Companys restricted Common Stock, transferred pursuant to Section 4(1) of the Securities Act of 1933, as amended. These shares, representing a controlling interest in the
Company, were   acquired from   the   existing    shareholder   of the Company,
specifically William F. Webster.

         The purpose of the transaction was to effect a change of control of the Company to Mr. Pawson. Subsequent to this transaction, William F. Webster, the Companys Director and sole Officer, appointed Roger E. Pawson as an additional Director. Immediately after such appointment, Mr. Webster tendered his resignation, which the Company then accepted, leaving Mr. Pawson to serve as the Companys sole Officer and Director. On September 9, 2004 as part of the exchange agreement with Univative David Funderburk,the sole officer and director of Univative,was appointed as a director and Secretary Treasurer of the Company.

On September 24,2003 an additional 1,400,000 shares of stock were issued for the acquisition of a Software license from Chopin Venture Group, Inc. The purchase agreement required that the Company pay $50,000.00 for the license in addition to the 1,400,000 shares of stock issued. The Company had six months from the date of the contract to pay the $50,000.00. The $50,000.00 was not paid within the designated time period and per the agreement with Chopin Venture Group, Inc. the Company forfeited any all rights to the software license and the 1,400,000 shares that were issued by the Company remained issued and outstanding as of September 24, 2003.

The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. There are no preliminary agreements or understandings between the Company and any of its affiliates, or any lending institution, with respect to any loan agreements. The Companys management has no plans to seek debt financing in carrying out its business plan.

                                    The Business

           The Company targets what it considers to be unique products purchased on a wholesale price structure and sold directly through the Companys retail channels which in the past have been through distributors, retail outlets, QVC, trade shows and swap meet distributors.

Product lines:

THE ZING SHOT

A toy oriented towards the childrens market which can shoot a round hoop up to three hundred feet.

INSTANT SUMMER

The Companys proprietary instant tanning lotion. The product not only tans the skin but also nutritionally fortifies the skin as well as moisturizes the skin.

MP3 PLAYERS

The Company purchased MP3 players directly from the manufacturer for sale through the Companys retail channels.



A various array of costume jewelry and various nutritional products make up the balance of product sold.

                                 Marketing Concept

The Company seeks out unique product lines that are lower cost items targetedfor Web site sales, swap meets, trade shows, QVC sales and independent distributors. The Company purchases its product lines on a wholesale to below wholesale price level.


The Company procured the rights to distribute the Zing   Shot in California, and
Nevada directly from the Inventor\manufacturer.

The Zing Shot is a toy capable of shooting a soft ring up to three hundred feet in distance. Its market is typically children but has found a niche with many adults as well. The Company was able to procure distribution rights prior to the product being available in the larger retail outlets which gave the Company a competitive edge.

To date the Company has sold the Zing Shot through its independent distributors and web site (www.zingshot.com).

The Company also sold its Instant Summer, an instant tanning lotion,which is the Companys own formulation and own trade name; through independent distributors, web site (www.tanmenow.com),QVC, swap meet sales and wholesale sales to retail outlets.

The Company also sells numerous inexpensive items   such  as  costume   jewelry,
candles, and nutritional supplements through the same outlets sources.

The Company anticipates raising additional capital in the future to enable it to expand its product lines and distribution outlets. As of the date of this report there are no definitive plans in place for raising capital.

                                  Competition

There are numerous companies that are much larger and have much greater resources available. Competition for the type of products the Company sells is very high.

The Company seeks out products that it feels are niche products; products that the market has not yet seen, such as the Zing shot, or products such as Instant Summer, which is its own formulation.

Often times the Company finds that certain products have overwheleming competition. Instant Summer has competition from many of the major cosmetic lines with their own tanning solutions. The Company has far less resources to market its Instant Summer line than these larger cosmetic companies.

Because of the competitions resources the Company has focused on its sales outlets; namely independent distributors, Web site sales, trade shows and QVC.

                                   Employees

During this reporting period the Company has had no employees. The Companys officers have worked without a salary and intend to continue to do so until such time the Company has the ability to pay such salaries without hurting its operations. The Company has relied heavily on its outside consultant Stan Windhorn who has been paid on a commission only basis.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company has invested $15,000 in a facility in Las Vegas Nevada which it
intends to use as a base of operations in the near future.       The property is
located at 3836 Hollycroft Drive, N. Las Vegas, NV 89081. The Company currently uses the offices of Roger E. Pawson and David Funderburk,officers and directors of the Company, located in San Diego,California, as its principal place of business. It also uses the office of Stan Windhorn, an outside operational consultant, in Orange County for its inventory storage and sales. The Company uses these offices at no cost to the Company with the exception of the sales office for which the Company pays limited expenses.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no public trading market for the Companys common stock. Holders of common stock are entitled to receive such dividends as may be declared by the companys board of directors. no dividends on the common stock have been paid by the company, nor does the Company anticipate that dividends will be paid in the foreseeable future.

                   Approximate Number of Common Stock Holders

As of September 30, 2004, we had 4,400,000 shares of common stock outstanding, held by approximately 40 shareholders.

     During the period covered by this report the Company has sold securities which were not registered, as follows:

                                                 Number
Date                    Name                     of Shares         Consideration
----                    ----                     ---------         -------------

September 9.2004        Univative Concepts, Inc. 1,000,000         Exchange

With respect to the issuance of stock to Univative Concepts, Inc. the Company relied on the Exchange agreement dated September 9, 2004 in which the Company exchanged 1,000,000 shares of its common stock for 100% of all of the shares of Univative, Inc.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

The following discussion is intended to provide an analysis of the Companys financial condition and Plan of Operation and should be read in conjunction with the Companys financial statements and the notes thereto set forth herein. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. The Companys actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below.

PLAN OF OPERATION

The Companys revenues  for the year ended September 30, 2004 and   December  31,
2003, were respectively $68,789 and $0.

During the year ended Septmeber 30, 2004, the Company incurred expenses for professional fees and inventory and operations of approximately $57,612. These costs were directly related to the Companys operational activities and professional fees. For the twelve months ended December 31, 2003, the Company had General and administrative expenses of approximately $93. At September 30, 2004, The Company had total assets of $57,306 and total liabilities of $0. The Company had $7,261 in working capital. The Company expects to continue to incur losses at least through fiscal year 2005, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

Liquidity and Capital Resources

At September 30, 2004, the Companys total assets of $57,306 exceeded total liabilities of $0. We had working capital of $7,261. The Company has sufficient capital to continue on its present course. However we believe that additional expansion capital will need to be raised in the form of debt, equity or some other financing to expand the Companys growth. In the event financing is needed in the future, there can be no assurance that it will be available to the Company in an amount and on terms acceptable to us.

Regardless of whether the Companys cash assets prove to be inadequate to meet the Companys operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Companys policy in regard to payment for consulting services, see Certain Relationships and Transactions.

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

ITEM 8A - CONTROLS AND PROCEDURES

The Companys officers and directors have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10-KSB, that the Companys disclosure controls and procedures have functioned effectively so as to provide the officer the information necessary whether:

          (i) this Annual Report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-KSB, and

          (ii)the financial statements, and other financial information included in this Annual Report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-KSB.

     There have been no significant changes in the Companys internal controls or in other factors since the date of the sole officer and directors evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The Company has two directors and two officers as follows:

Name                   Age    Positions and Offices Held
----                   ---    --------------------------
Roger E. Pawson        52     President,  and Director
David Funderburk       52     Secretary, Chief Financial Officer, and Director

     Mr. Pawson has served as a director of the Company since September 5,2003, when he was appointed as the sole officer and director by William Webster, the prior sole officer and director who resigned on the same date; and will serve on the board until the next annual meeting of the shareholders of the Company or until a successor is elected. Mr. Funderburk has served as a director and secretary, chief financial officer since his appointment on September 9, 2004. There are no agreements or understandings for the officer and director to resign at the request of another person, and the above-named officer and director is not acting on behalf of, nor will act at the direction of, any other person.

     Roger E. Pawson, president, secretary, chief financial officer and director. In 1996, Mr. Pawson was the President and Chief Executive Officer of TLCO Software, Inc. and majority shareholder. TLCO Softwares primary business at that time was the development of advanced yet user friendly web authoring software using its proprietary code. In 1997 TLCO Software launched the Web Factory(TM) family of products,which included Web-Factory, Author, Web-Factory,
Site Builder Web Factory, Professional Edition.          These products were the
foundation of TLCO Softwares expansion into Software Publishing, OEM & Electronic Markets. Mr. Pawson subsequently sold his interest in the company in 2001. Between 2001 and 2004, Mr. Pawson became the President and Chief Executive Officer of National Developers, an Arizona based development company that specialized in the design and construction of custom homes, shopping malls and strip centers. Mr. Pawson is presently an independent business consultant and advisor to various corporations. Mr. Pawson received a Masters in Business Studies degree from Leeds University in Yorkshire, England in 1971.


David Funderburk, secretary, chief financial officer and director.Mr. Funderburk graduated from the University of San Diego with a Masters Degree and began his business career analyzing a nd developing training programs for the U.S. Government. He then began building custom homes in San Diego County as a general contractor and owner of North County Domes, after which he became an independent real estate consultant and investor. Since 1984 he has applied his study of contract and business law towards developing business strategies for clients. Mr. Funderburk is currently the President of Perigee Holdings,Inc., a California real estate development company. For the past year he has been the President and secretary treasurer of Univative Concepts, Inc., a company specializing in the marketing and sales of unique product lines.

         On September 5, 2003, Roger E. Pawson, made a cash payment to certain shareholders of the Company, in the amount of seventeen thousand five hundred dollars ($17,500) in exchange for 2,000,000 shares of the Companys restricted Common Stock, transferred pursuant to Section 4(1) of the Securities Act of 1933, as amended. These shares, representing a controlling interest in the Company, were acquired from an existing shareholder of the Company, specifically William F. Webster.

The purpose of the transaction was to effect a change of control of the Company to Mr. Pawson. Subsequent to this transaction, William F. Webster, the Companys Director and sole Officer, appointed Roger E. Pawson as an additional Director. Immediately after such appointment, Mr. Webster tendered his resignation, which the Company then accepted, leaving Mr. Pawson to serve as the Companys sole Officer and Director.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires the Companys officers, directors and persons who beneficially own more ten percent of the Companys common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission, and to furnish the Company with copies of such reports.

ITEM 10. EXECUTIVE COMPENSATION.

     The Companys officers and directors do not receive any compensation for their services rendered to the Company, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with the Company. However, Mr. Pawson and Mr. Funderburk, the officers and directors of the Company, anticipate receiving benefits as shareholders of the Company. No retirement,pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth each person known by the Company, as of September 30, 2004, to be the beneficial owner of five percent or more of The Companys Common Stock, the sole director individually, and all directors and officers of the Company as a group.

                                           Amount of
Name and Address                           Beneficial          Percentage
of Beneficial Owner                        Ownership           of Class
-------------------                        ---------           --------

Roger E. Pawson                            2,354,888           54%
502 N Santa Fe Ave, Room D
Vista, CA 92083-3617

David Funderburk                             500,000           11%
502 N Santa Fe Ave, Room D
Vista, CA 92083-3617

All Executive Officers and                 2,854,888           69%
Directors as a Group

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

Exhibit No.    Description
-----------    -----------

3.1*           Articles of Incorporation
3.2*           Bylaws
27.1*          Financial Data Schedule
23.1           Consent of Independent Auditor
31.1           Certification of Chief Executive Officer
32.1           Certification of Chief Executive Officer


*Incorporated by reference to the Companys Registration Statement on Form 10-SB, as amended, originally filed with the Commission under the Exchange Act on November 21, 2000.

(b)  REPORTS ON FORM 8-K.

   On January 5, 2005 the Company filed an 8-k reflecting the change of control, change of officers and directors, and change of accountants.

Item No.       Description
-----------    -----------
Item 4a,b      CHANGES IN REGISTRANTS CERTIFYING ACCOUNTANT
Item 5.01      CHANGES IN CONTROL OF REGISTRANT
Item 5.02      DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF
               DIRECTORS;
               APPOINTMENT OF PRINCIPAL OFFICERS
Item 9.01      Exhibit 16 (Accountants letter)

   On January 19, 2005 the Company filed an 8-k reflecting the Completion of Acquisition, and change of officers and directors.

Item No.       Description
-----------    -----------
Item 2.01      COMPLETION OF ACQUISITION
Item 5.02      DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF
               DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS
Item 9.01      Exhibit 2.1 Exchange Agreement

                                   SIGNATURES

     In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BW ACQUISITION, INC.,
                                        A Nevada Corporation

                                        By:_____________/S/___________________
                                            Roger E. Pawson, President, and
                                                             Director

                                        By:_____________/S/___________________
                                            David Funderburk, Secretary,
                                                              Treasurer and
                                                              Director

                                        Date: January 19, 2005

                              BW ACQUISITION, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)


                          AUDITED FINANCIAL STATEMENTS

                             AS OF September 30, 2004

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          AUDITED FINANCIAL STATEMENTS

                               September 30, 2004

                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT AUDITORS REPORT                                                1

BALANCE SHEET                                                              2

STATEMENT OF OPERATIONS                                                    3

STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY                                4

STATEMENT OF CASH FLOWS                                                    5

NOTES TO FINANCIAL STATEMENTS                                             6-8

                        Lawrence Scharfman & Co., CPA, PA
                             9608 Honey Bell Circle
                             Boynton Beach, FL 33437
                            (561) 733-0296 Telephone
                               (561) 740-0613 Fax


                          INDEPENDENT AUDITORS REPORT
                          ----------------------------

Board of Directors
BW Acquisition, Inc.
2765 Wrondel Way, #1
Reno, NV   89502

I have audited the accompanying balance sheet of BW Acquisition, INC. (A DEVELOPMENT STAGE ENTERPRISE) as of September 30, 2004 and the related statements of operations, changes in stockholders equity (deficiency), and cash flows for the year in the period ended September 30, 2004.
These financial statements are the responsibility of the Companys management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2004, and the results of its operations and its cash flows for the year in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/Lawrence Scharfman & Co, CPA, PA
Lawrence Scharfman & Co, CPA, PA

December 18, 2004
Boynton Beach, FL

                              BW ACQUISITION, INC.
                              --------------------

                                  BALANCE SHEET
                                  -------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                             AS OF September 30, 2004
                             -----------------------

                                                                    SEPTEMBER 30,    December 31,
						                        2004             2003
                                                                    -----------      ------------
ASSETS
------

CURRENT ASSETS
  Cash in Bank                                                       $    7,261       $       0
  Inventory                                                          $   15,045       $       0
                                                                     ----------       ----------

TOTAL CURRENT ASSETS                                                     22,306               0

OTHER ASSETS
  Investments                                                            35,000               0
                                                                     ----------       ----------

TOTAL ASSETS                                                         $   57,306       $       0
                                                                     ==========       ==========


LIABILITIES AND STOCKHOLDERS EQUITY
------------------------------------

CURRENT LIABILITIES                                                  $      -0-       $       -0-
                                                                     ----------       ----------

TOTAL LIABILITIES                                                           -0-               -0-
                                                                     ----------       ----------


STOCKHOLDERS EQUITY
Paid in capital                                                           2,000            2,000
Common stock, $0.001 par value,                                      ----------       ----------
 25,000,000 shares authorized;
 4,400,000 shares issued and outstanding
Additional Paid in Capital                                               73,245            3,000
Accumulated (deficit) during the development stage                      (17,939)          (5,000)
                                                                     ----------       ----------

TOTAL STOCKHOLDERS EQUITY                                               57,306                0
                                                                     ----------       ----------
TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                                                 $   57,306       $        0
                                                                     ==========       ==========


              The accompanying notes are an integral part of these
                              financial statements

                              BW ACQUISITION, INC.
                              --------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF OPERATIONS
                             -----------------------

                                September 30, 2004
                   ------------------------------------------

                               YEAR ENDED         YEAR ENDED      YEAR ENDED
                           September 30, 2004 DECEMBER 31, 2003 DECEMBER 31, 2002
                           ================= ================= =================
INCOME
   Income                      $   68,789        $        0       $        0

COST OF GOODS SOLD                 24,116                 0                0
                               -----------       -----------      -----------
GROSS PROFIT                       44,673                 0                0
                               -----------       -----------      -----------

OPERATING EXPENSES
--------
   Advertising                        740                 0                0
   Bank Charges                       369                93              144
   Fees                               895                 0                0
   Office Expenses                 27,197                 0                0
   Postage                            797                 0                0
   Show Expense                     1,619                 0                0
   Subcontractors                  20,564                 0                0
   Travel                             899                 0                0
   Utilities                          357                 0                0
   Professional Services            4,175                 0              180
                               -----------       -----------      -----------
TOTAL OPERATING EXPENSES           57,612                93              324
                               -----------       -----------      -----------

Net Income (Loss)              $  (12,939)       $      (93)      $     (324)
                               ===========       ===========      ===========

Accumulated (Deficit) During
The Development Stage,
Beginning                          (5,000)           (4,907)          (4,583)
                               -----------       -----------      -----------

Accumulated (Deficit) During
The Development Stage,
Ending                            (17,939)           (5,000)          (4,907)
                               ===========       ===========      ===========

NET INCOME (LOSS) PER SHARE    $   (.0029)       $  (.00001)      $  (.00001)
                               ===========       ===========      ===========
Weighted average number of
 common shares outstanding      4,400,000         3,400,000        2,000,000
                               ===========       ===========      ===========



              The accompanying notes are an integral part of these
                              financial statements

                              BW ACQUISITION, INC.
                              --------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                  --------------------------------------------


                               September 30, 2004
                   ------------------------------------------

                        COMMON STOCK
                        ------------
                        NO PAR VALUE
                        ------------
                        NO. OF                    PAID IN    RETAINED
                        SHARES         AMOUNT     CAPITAL    EARNINGS     TOTAL
                        ------         ------     -------    --------     -----
October 12, 2000
   initial issuance
   of shares            1,000,000      $1,000     $1,500                 $2,500

March 16, 2001
   Issuance of Shares   1,000,000      $1,000     $1,500                 $2,500

Stockholders Equity
December 31, 2002       2,000,000      $2,000     $3,000      $(4,907)  $    93
                        =========      ======     ======     ========   ========

September 24, 2003
   Issuance of Shares   1,400,000

September 30, 2004
   Issuance of Shares   1,000,000                 70,245

Net profit (loss)
   for period ended
   September 30, 2004                                         (12,939)  (12,939)
                        ---------      ------     ------     --------   --------


STOCKHOLDERS EQUITY
September 30, 2004       4,400,000      $2,000   $73,245     $(17,939) $(17,939)
                        =========      ======     ======     ========   ========

                The accompany notes are an integral part of these
                              financial statements

                              BW ACQUISITION, INC.
                              --------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS
                             -----------------------

                               September 30, 2004
                   ------------------------------------------



                                               YEAR ENDED       YEAR ENDED         YEAR ENDED
                                           September 30, 2004 DECEMBER 31, 2003 DECEMBER 31, 2002
                                           ================= ================= =================
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
   Net Income loss                          $  (12,939)         $     (93)       $     (324)
   Changes in assets and liabilities
       Increase in Inventory                   (15,045)                 0                 0

                                            -----------        -----------       -----------
      NET CASH USED BY OPERATING
      ACTIVITIES                               (27,984)               (93)             (324)
                                            -----------        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Investments                     (35,000)                 0                 0
                                            -----------        -----------       -----------

      NET CASH USED BY INVESTING
      ACTIVITIES                               (35,000)                 0                 0
                                            -----------        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock           70,245                  0                 0
                                            -----------        -----------       -----------
Net cash flow provided by financing
  activities                                    70,245                  0                 0
                                            -----------        -----------       -----------

NET INCREASE (DECREASE) IN CASH                  7,261                (93)             (324)
                                            -----------        -----------       -----------

BEGINNING OF PERIOD Cash and equivalents             0                 93               417
                                            -----------        -----------       -----------
END OF PERIOD Cash and equivalents          $    7,261         $        0       $        93
                                            ===========        ===========       ==========



              The accompanying notes are an integral part of these
                              financial statements

                              BW ACQUISITION, INC.
                              --------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                September 30, 2004
                   ------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

BW Acquisition, Inc. was incorporated under the laws of the State of Nevada on October 12, 2000. Since its inception, the Company has been in the development stage and has conducted no business until the Company entered into an Exchange agreement with Univative Concepts, Inc. on September 9, 2004.

At the organization of the Company, 25,000,000 $0.001 par value, common shares were authorized and 1,000,000 shares were issued.On March 16, 2001.An additional 1,000,000 shares were purchased for$1,000.00 by William Webster,the sole officer and director of the Company at the time of purchase.

        On September 5, 2003, Roger E. Pawson, made a cash payment to certain shareholders of the Company, in the amount of seventeen thousand five hundred
dollars ($17,500) in exchange for 2,000,000 shares of   the Companys restricted
Common Stock, transferred pursuant to Section 4(1) of the Securities Act of 1933, as amended. These shares, representing a controlling interest in the
Company, were   acquired from   the   existing    shareholder   of the Company,
specifically William F. Webster.

         The purpose of the transaction was to effect a change of control of the Company to Mr. Pawson. Subsequent to this transaction, William F. Webster, the Companys Director and sole Officer, appointed Roger E. Pawson as an additional Director. Immediately after such appointment, Mr. Webster tendered his resignation, which the Company then accepted, leaving Mr. Pawson to serve as the Companys sole Officer and Director.

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

On September 9, 2004, BW Acquisition, Inc. and Univative Concepts, Inc. (Univative) entered into a Share Exchange Agreement, whereby BW Acquisition acquired one hundred percent (100%)of all the outstanding shares of common stock (Common Stock) of Univative, in exchange for 1,000,000 shares of common stock of the Company.As a part of the transaction, the Company changed its fiscal year end from December 31 to September 30. On September 9, 2004 as part of the exchange agreement with Univative David Funderburk,the sole officer and director of Univative,was appointed as a director and Secretary Treasurer of the Company.

After the September 9, 2004 Merger Agreement with Univative, the Companys plan was to continue the operations of Univative.

The Company targets what it considers to be unique products which can  purchased
on a wholesale   price  structure and sold directly through the Companys  retail channels

The company adopted the provisions of the Financial Accounting Standards Board Statement Number 95 Statement of Cash Flow.

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

                              BW ACQUISITION, INC.
                              --------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                September 30, 2004
                   ------------------------------------------

OTHER ASSETS - Other assets include goodwill, patents, other intangibles and other noncurrent assets. Goodwill is generally amortized on a straight-line basis over 10 years. Other items are amortized on a straight-line basis over their estimated economic lives.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Companys financial statements and the accompanying notes. Actual results could differ from those estimates

EARNINGS PER SHARE
The basic (loss) per share is calculated by dividing the Companys net income available to common shareholders by the weighted average number of common shares during the year.

The Company has no potentially dilutive securities outstanding at the end of the statement periods. Therefore, the basic and diluted (loss) per share are presented on the face of the statement of operations as the same number.

STOCK BASED COMPENSATION
The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely: employees/directors and non-employees/directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. The employee/directors non-compensatory securities are recorded at the sales price when the stock is sold. The compensatory stock is calculated and recorded at the securities fair value at the time the stock is given. SFAS 123 also provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the value of the stock given, whichever is more reliable. The common stock paid to non-employees was valued at the value of the services rendered.

DEPRECIATION - Depreciation of property, plant and equipment is generally computed on a straight-line basis over the estimated useful lives of these assets. Furniture and equipment are recorded at cost and depreciated over five to seven years.

FAIR VALUE OF FINANCIAL STATEMENTS - The Companys financial instruments consist principally of cash, cash equivalents, accounts receivable and notes receivable, accounts payable, accrued expenses, and notes payable. The carrying amounts of such financial instruments as reflected in the balance sheets approximate their estimated fair value as of September 30, 2004. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

                              BW ACQUISITION, INC.
                              --------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                September 30, 2004
                   ------------------------------------------

REVENUE RECOGNITION - Revenue from product sales is recognized at the time the sale is made on an accrual basis.

INCOME TAXES AND OTHER MATTERS - The year-end of the Company is December 31st for both book and tax purposes. There is no deferred tax.

RELATED PARTY TRANSACTIONS - The Companys sole shareholder is also the President, Chief Financial Officer and Secretary, and its sole director.

The Company currently uses the offices of its shareholder, officer and director as its principal place of business at no cost to the Company.

THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 145-150 and their effect on the Company.

SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities

This statement requires companies to recognize costs associated with exit or disposal activities, other than SFAS 143 costs, when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of these costs are lease termination costs, employee severance costs associated with restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is effective after December 15, 2002.

SFAS 147 Acquisitions of Certain Financial Institutions - an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9.

This statement makes the acquisition of financial institutions come under the statements 141 and 142 instead of statement 72, 144 and FASB Interpretation No.
9. This statement is applicable for acquisition on or after October 1, 2002.

SFAS 148 Accounting for Stock-Based Compensation - Transition and Disclosure

Amends FASB 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.

SFAS 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities

This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

SFAS 150 Financial  Instruments  with  Characteristics  of both  Liabilities and
Equity

This statement requires that such instruments be classified as liabilities in the balance sheet. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

Interpretation No. 46 (FIN 46)

Effective January 31, 2003, The Financial Accounting Standards Board requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a continuing financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has not invested in any such entities, and does not expect to do so in the foreseeable future.

The adoption of these new Statements is not expected to have a material effect on the Companys current financial position, results or operations, or cash flows.