Form 10QSB
period 2004-12-31
BW ACQUISITION INC/ NV
filed 2005-02-11
CIK 1128620

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED December 31, 2004


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,400,000 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]

                                TABLE OF CONTENTS

Part I - Financial Information

     Item 1   Financial Statements                                             3

     Item 2   Management's Discussion and Analysis or Plan of Operation       13


Part II - Other Information

     Item 1   Legal Proceedings                                               13

     Item 2   Changes in Securities                                           13

     Item 3   Defaults Upon Senior Securities                                 13

     Item 4   Submission of Matters to a Vote of Security Holders             13

     Item 5   Other Information                                               13

     Item 6   Exhibits and Reports on Form 8-K                                13

Signatures                                                                    14

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                              BW ACQUISITION, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

             AS OF AND FOR THE Three MONTHS ENDED December 31, 2004

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS
             AS OF AND FOR THE Three MONTHS ENDED December 31, 2004

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------


BALANCE SHEET AS OF December 31, 2004                                      5

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
  AS OF AND FOR THE Three MONTHS ENDED
  December 31, 2004                                                        6

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
  AS OF AND FOR THE Three MONTHS ENDED
  December 31, 2004                                                        7

STATEMENT OF CASH FLOWS
  AS OF AND FOR THE Three MONTHS ENDED
  December 31, 2004                                                        8

NOTES TO FINANCIAL STATEMENTS
  AS OF AND FOR THE Three MONTHS ENDED
  December 31, 2004                                                      9-12

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET
                                  -------------
                              AS OF December 31, 2004
                            ------------------------

                                                                     December 31,    September 30,
						                        2004             2004
                                                                    -----------      ------------
ASSETS
------

CURRENT ASSETS
  Cash in Bank                                                       $    4,306       $    7,261
  Inventory                                                              20,405           15,045
                                                                     ----------       ----------

TOTAL CURRENT ASSETS                                                     24,711           22,306
                                                                     ----------       ----------
OTHER ASSETS
  Investments                                                            35,000           35,000
                                                                      ----------      ----------


TOTAL ASSETS                                                         $   59,711       $   57,306
                                                                     ==========       ==========


LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES                                                  $      -0-       $       -0-
                                                                     ----------       ----------

TOTAL LIABILITIES                                                           -0-               -0-
                                                                     ----------       ----------


STOCKHOLDER'S EQUITY
Paid in capital                                                           2,000            2,000
Common stock, $0.001 par value,                                      ----------       ----------
 25,000,000 shares authorized;
 4,400,000 shares issued and outstanding
Additional Paid in Capital                                               73,245           73,245
Retained (deficit)                                                      (20,895)         (17,939)
                                                                     ----------       ----------

TOTAL STOCKHOLDER'S EQUITY                                               59,711           57,306
                                                                     ----------       ----------
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                                                 $   59,711       $   57,306
                                                                     ==========       ==========


    The accompanying notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                 -----------------------------------------------
             AS OF AND FOR THE Three MONTHS ENDED December 31, 2004
             ------------------------------------------------------

   Three                                            ThREE       THREE
MONTHS ENDED                                    MONTHS ENDED MONTHS ENDED
 December 31,                                    December 31, December 31,
   2004                                              2004        2003
------------                                    ------------ ------------
------
   Income                                       $    40,029  $         0
                                                ------------ ------------
  TOTAL INCOME                                       40,029            0
                                                ------------ ------------
COST OF GOODS SOLD
   Product                                           17,392

GROSS PROFIT                                         22,637            0
                                                ------------ ------------

EXPENSES

 Bank Charges                                         1,455            0
 Professional Services                                1,635            0
 Advertising			   		                       0
 Fees							               0
 Office Expenses                                         65            0
 Postage						521            0
 Show Expense	                                        578            0
 Subcontractors					     19,074            0
 Travel						      1,895	       0
 Utilities						370            0

                                                -----------  -----------
TOTAL EXPENSES                                       25,593            0
                                                -----------  -----------
NET INCOME(LOSS)                                $    (2,956) $         0
                                                ===========  ===========
NET INCOME(LOSS)PER SHARE                       $    (.0007) $         0
                                                ===========  ===========
Weighted average number of common
shares outstanding                                4,400,000    3,400,000
                                                ===========  ===========

    The accompanying notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                  --------------------------------------------
             AS OF AND FOR THE THREE MONTHS ENDED December 31, 2004
             ------------------------------------------------------

                        COMMON STOCK
                        ------------
                        NO PAR VALUE
                        ------------
                        NO. OF                    PAID IN    RETAINED
                        SHARES         AMOUNT     CAPITAL    EARNINGS     TOTAL
                        ------         ------     -------    --------     -----
October 12, 2000
   initial issuance
   of shares            1,000,000      $1,000     $1,500                 $2,500

March 16, 2001
   Issuance of Shares   1,000,000      $1,000     $1,500                 $2,500

Stockholders Equity
December 31, 2002       2,000,000      $2,000     $3,000      $(4,907)  $    93
                        =========      ======     ======     ========   ========

September 24, 2003
   Issuance of Shares   1,400,000

September 30, 2004
   Issuance of Shares   1,000,000                 70,245

STOCKHOLDERS EQUITY
September 30, 2004      4,400,000      $2,000    $73,245     $(17,939) $(17,939)
                        =========      ======     ======     ========   ========

Net profit (loss)
   for period ended
   December 31, 2004                                           (2,956)   (2,956)
                        ---------      ------     ------     --------   --------

STOCKHOLDERS EQUITY
December 31, 2004       4,400,000      $2,000    $73,245     $(20,895) $(20,895)
                        =========      ======     ======     ========   ========




     The accompany notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS
                             -----------------------
             AS OF AND FOR THE THREE MONTHS ENDED December 31, 2004
             ------------------------------------------------------


                                             Three Months     Three Months
                                                 ENDED            ENDED
                                           December 31, 2004 DECEMBER 31, 2003
                                           ================= =================
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
   Net Income loss                          $   (2,956)         $       0
   Changes in assets and liabilities
       Increase in Inventory                   (20,405)                 0

                                            -----------        -----------
      NET CASH USED BY OPERATING
      ACTIVITIES                               (23,361)                 0
                                            -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Investments                          (0)                 0
                                            -----------        -----------

      NET CASH USED BY INVESTING
      ACTIVITIES                                    (0)                 0
                                            -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                0                  0
                                            -----------        -----------
Net cash flow provided by financing
  activities                                         0                  0
                                            -----------        -----------
NET INCREASE (DECREASE) IN CASH                  2,958                  0
                                            -----------        -----------

BEGINNING OF PERIOD Cash and equivalents         7,261    0             0
                                            -----------        -----------
END OF PERIOD Cash and equivalents          $    4,303         $        0
                                            ===========        ===========



    The accompanying notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                       AS OF AND FOR THE Three MONTHS ENDED
                       -----------------------------------
                                 December 31, 2004
                               ------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

BW Acquisition, Inc. was incorporated under the laws of the State of Nevada on October 12, 2000. Since its inception, the Company has been in the development stage and has conducted no business until the Company entered into an Exchange agreement with Univative Concepts, Inc. on September 9, 2004.

At the organization of the Company, 25,000,000 $0.001 par value, common shares were authorized and 1,000,000 shares were issued.On March 16, 2001,an additional 1,000,000 shares were purchased for$1,000.00 by William Webster,the sole officer and director of the Company at the time of purchase.

        On September 5, 2003, Roger E. Pawson, made a cash payment to certain William Webster, sole shareholder of the Company, in the amount of seventeen thousand five hundred dollars ($17,500) in exchange for 2,000,000 shares of the Companys restricted Common Stock, transferred pursuant to Section 4(1)of the Securities Act of 1933, as amended. These shares, representing a controlling interest in the Company, were acquired from the existing shareholder of the Company, specifically William F. Webster.

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

On September 24,2003 an additional 1,400,000 shares of stock were issued for the acquisition of a Software license from Chopin Venture Group, Inc. The purchase agreement required that the Company pay $50,000.00 for the license in addition to the 1,400,000 shares of stock issued. The Company had six months from the date of the contract to pay the $50,000.00. The $50,000.00 was not paid within the designated time period and per the agreement with Chopin Venture Group, Inc. the Company forfeited any rights to the software license and the 1,400,000 shares that were issued by the Company remain issued and outstanding per the terms of the contract.

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

                              BW ACQUISITION, INC.
                              --------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                December 31, 2004
                   ------------------------------------------

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

FAIR VALUE OF FINANCIAL STATEMENTS - The Companys financial instruments consist principally of cash, cash equivalents, accounts receivable and notes receivable, accounts payable, accrued expenses, and notes payable. The carrying amounts of such financial instruments as reflected in the balance sheets approximate their estimated fair value as of December 31, 2004. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

                              BW ACQUISITION, INC.
                              --------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                December 31, 2004
                   ------------------------------------------

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

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

PLAN OF OPERATION

The Companys revenues for the three months ended December 31, 2004 and December 31, 2003, were respectively $40,029 and $0.

During the three months ended December 31, 2004, the Company incurred expenses of approximately $42,986. These costs were directly related to the Companys operational activities and professional fees. For the three months ended December 31, 2004, the Company had General and administrative expenses of approximately $25,594. At December 31, 2004, The Company had total assets of $59,711 and total liabilities of $0. The Company had $4303 in working capital. The Company expects to continue to incur losses at least through fiscal year 2005, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

Liquidity and Capital Resources

At December 31, 2004, the Companys total assets of $57,711 exceeded total liabilities of $0. We had working capital of $4,303. The Company has sufficient capital to continue on its present course. However we believe that additional expansion capital will need to be raised in the form of debt, equity or some other financing to expand the Companys growth. In the event financing is needed in the future, there can be no assurance that it will be available to the Company in an amount and on terms acceptable to us.

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

                                        BW ACQUISITION, INC.,
                                        A Nevada Corporation

   Date: February 10, 2005                   By:  /S/ Roger E. Pawson
                                             ------------------------------
                                             Roger E. Pawson,
                                             Chief Executive Officer


    Date: February 10, 2005                  By:  /S/ David Funderburk
                                             ------------------------------
                                             David Funderburk,
                                             Chief Financial Officer