Form 10-Q
period 2005-03-31
BW ACQUISITION INC/ NV
filed 2005-06-30
CIK 1128620

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED March 31, 2005


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                              BW ACQUISITION, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

             AS OF AND FOR THE Three MONTHS ENDED March 31, 2005

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS
             AS OF AND FOR THE Three MONTHS ENDED March 31, 2005

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------


BALANCE SHEET AS OF March 31, 2005                                      5

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
  AS OF AND FOR THE Three MONTHS ENDED
  March 31, 2005                                                        6

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
  AS OF AND FOR THE Three MONTHS ENDED
  March 31, 2005                                                        7

STATEMENT OF CASH FLOWS
  AS OF AND FOR THE Three MONTHS ENDED
  March 31, 2005                                                        8

NOTES TO FINANCIAL STATEMENTS
  AS OF AND FOR THE Three MONTHS ENDED
  March 31, 2005                                                      9-11

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET
                                  -------------
                              AS OF March 31, 2005
                            ------------------------

                                                                     March 31,       September 30,
						                        2005             2004
                                                                    -----------      ------------
ASSETS
------

CURRENT ASSETS
  Cash in Bank                                                       $    7,960       $    7,261
  Inventory                                                                               15,045
                                                                     ----------       ----------

TOTAL CURRENT ASSETS                                                      7,960           22,306
                                                                     ----------       ----------

OTHER ASSETS
  Investments                                                            35,000           35,000
                                                                     ----------       ----------


TOTAL ASSETS                                                         $   42,960       $   57,306
                                                                     ==========       ==========


LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES                                                  $      -0-       $       -0-
                                                                     ----------       ----------

TOTAL LIABILITIES                                                           -0-               -0-
                                                                     ----------       ----------


STOCKHOLDER'S EQUITY
Paid in capital                                                           2,000            2,000
Common stock, $0.001 par value,                                      ----------       ----------
 25,000,000 shares authorized;
 4,400,000 shares issued and outstanding
Additional Paid in Capital                                               73,245           73,245
Treasury Stock                                                          (60,314)               0
Accumulated (deficit) during the development stage                       44,102          (17,939)
                                                                     ----------       ----------

TOTAL STOCKHOLDER'S EQUITY                                               59,033           57,306
                                                                     ----------       ----------
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                                                 $   59,033       $   57,306
                                                                     ==========       ==========


    The accompanying notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                 -----------------------------------------------
             AS OF AND FOR THE Three MONTHS ENDED March 31, 2005
             ------------------------------------------------------

                                             Three  Months  Ended
                                                   March  31
                                      ------------------------------------
                                           2005              2004

                                      -------------      ------------
------
   Income                              $   150,515        $         0
                                       ------------      ------------
  TOTAL INCOME                             150,515                  0
COST OF GOODS SOLD
   Product                                   1,930                  0
GROSS PROFIT                               148,585                  0
                                       ------------      ------------

EXPENSES

 Bank Charges                                  255                  0
 Professional Services                       1,635                  0
 Advertising			               350                  0
 Fees					        48                  0
 Office Expenses                             3,620                  0
 Postage				       221                  0
 Show Expense	                                 0                  0
 Consulting				    78,078                  0
 Subcontractors                                371                  0
 Travel					     1,185                  0
 Utilities				       781                  0
                                       ------------      ------------
TOTAL EXPENSES                              86,544                 36
                                        -----------       -----------
NET INCOME(LOSS)                       $    62,041        $       (36)
                                        ===========       ===========
NET INCOME(LOSS)PER SHARE              $      .014        $   (.00001)
                                        ===========       ===========
Weighted average number of common
shares outstanding                       4,400,000          2,000,000
                                        ===========       ===========

    The accompanying notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                  --------------------------------------------
             AS OF AND FOR THE THREE MONTHS ENDED March 31, 2005
             ------------------------------------------------------


                                  COMMON STOCK
                                 $.001 PAR VALUE                           RETAINED
                             NO. OF                 Treasury    PAID IN    EARNINGS   STOCKHOLDER'S
                             SHARES       AMOUNT     Stock      CAPITAL    (DEFICIT)     EQUITY
Balances on
September 30, 2004          4,400,000    $  2,000               $ 73,245  $ (17,939)   $  57,306

Issuance of Common
Stock

Repurchase of
Common Shares
January 31, 2005                                    $ (60,314)                         $ (60,314)


Net (loss) accumulated
during the development
stage for the Three
months ended
March 31, 2005                                                             $  62,041   $  62,041
                            ---------    --------   ----------   --------   ---------   ---------
March 31, 2005              4,400,000    $  2,000   $ (60,314)   $ 73,245  $ 44,102    $  59,033


     The accompany notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS
                             -----------------------
             AS OF AND FOR THE THREE MONTHS ENDED March 31, 2005
             ------------------------------------------------------

                                           Three  Months  Ended
                                                March  31
                                      ------------------------------
                                             2005          2004
                                        -------------  ------------
------


CASH FLOWS FROM OPERATIONAL
  ACTIVITIES:Net (loss)                 $     62,041  $        (36)
                                        ------------- -------------

Net (decrease) to Current Assets and          15,045
    Current Liabilities                 ------------- -------------


Net cash flow provided by (used in)
    operating activities                      77,086             0
                                        ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  None                                             0             0
                                        ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock
  Acquisition of Treasury Stock              (60,314)            0
                                        ------------- -------------
  Net cash flow provided by financing
    activities                               (60,314)            0
                                        ------------- -------------
NET INCREASE(DECREASE)IN CASH                 16,772           (36)

BEGINNING OF PERIOD
  Cash and cash equivalents                    4,303            93
                                        ------------- -------------
END OF PERIOD
  Cash and cash equivalents             $      7,961  $         57
                                        ============= =============

    The accompanying notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                       AS OF AND FOR THE Three MONTHS ENDED
                       -----------------------------------
                                 March 31, 2005
                               ------------------


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

                              BW ACQUISITION, INC.
                              --------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                March 31, 2005
                   ------------------------------------------

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

FAIR VALUE OF FINANCIAL STATEMENTS - The Companys financial instruments consist principally of cash, cash equivalents, accounts receivable and notes receivable, accounts payable, accrued expenses, and notes payable. The carrying amounts of such financial instruments as reflected in the balance sheets approximate their estimated fair value as of March 31, 2005. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

                              BW ACQUISITION, INC.
                              --------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                March 31, 2005
                   ------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS

The Companys revenues  for the three months ended March 31, 2005   and March 31,
2004, were respectively $150,515 and $0.

During the three months ended March 31, 2005, the Company incurred expenses of approximately $86,544. These costs were directly related to the Companys operational activities and consulting fees. For the three months ended
March 31, 2005,       the  Company  had General and  administrative  expenses of
approximately $82,000.  At March 31, 2005,    The Company had total assets of
$42,960 and total liabilities of $0. The Company had $7,961 in working capital. The Company may incur losses at least through fiscal year 2005, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

In Janaury of 2005 the Company sold off its inventory and elected to focus on the sales of the Portable Tow Truck.

The Portable Tow Truck is a device which can be used by any vehicle when stuck in mud, snow or sand to extract itself.

In November of 2004 the company signed an Exclusive Marketing Distribution Agreement with Autovative, LLC to market the Portable tow Truck. The Portable Tow Truck is manufactured by Autovative, LLC in Tennessee and is shipped direct to the end customer once orders are placed with the Company. Because of the number of sales of the Portable Tow Truck units to UPS (over 7,000 in a three month period), we have made the decision to concentrate our resources towards the marketing and sales of the portable tow truck than other items in inventory.

The Company receives commissions for each sale made. The Portable Tow Trucks are drop shipped to customers from autovative in Tennessee. As such the Company does not have to maintain any inventory.

The prime season for the sale of the Portable Tow Truck is the snow and the rain seasons. The Company expects that sales will subside during driermonths as they have through the month of March. The Company expects that sale volumes will increase in the fall and winter season of 2005 and 2006.

Besides sales to United Postal Service (UPS), the Company has made some sales to Walgrens Drug Stores and BP America.

Liquidity and Capital Resources

At March 31, 2005, the Companys total assets of $42,960 exceeded total liabilities of $0. We had working capital of $7,961. The Company has sufficient capital to continue on its present course. However we believe that additional expansion capital will need to be raised in the form of debt, equity or some other financing to expand the Companys growth. In the event financing is needed in the future, there can be no assurance that it will be available to the Company in an amount and on terms acceptable to us.

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

                                        BW ACQUISITION, INC.,
                                        A Nevada Corporation

   Date: June 10, 2005                   By:  /S/ Roger E. Pawson
                                             ------------------------------
                                             Roger E. Pawson,
                                             Chief Executive Officer


   Date: June 10, 2005                  By:  /S/ David Funderburk
                                             ------------------------------
                                             David Funderburk,
                                             Chief Financial Officer