Form 10QSB
period 2005-06-30
BW ACQUISITION INC/ NV
filed 2005-08-08
CIK 1128620

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED June 30, 2005


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,800,000 shares of common stock, $.001 par value.

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

                           AS OF AND FOR  June 30, 2005

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS
                  AS OF AND FOR THE PERIOD ENDED June 30, 2005

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------


BALANCE SHEET AS OF June 30, 2005                                          5

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
 for the Three Months Ended June 30, 2005 and 2004 and
 for the Nine Months Ended June 30, 2005 and 2004                          6

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
 AS OF AND FOR THE NINE MONTHS ENDED
 June 30, 2005                                                             7

STATEMENT OF CASH FLOWS
 for the Three Months Ended June 30, 2005 and 2004                         8

NOTES TO FINANCIAL STATEMENTS
  AS OF AND FOR THE Three MONTHS ENDED
  June 30, 2005                                                           9-11

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET
                                  -------------
                              AS OF June 30, 2005
                            ------------------------

                                                                     June 30,       September 30,
						                        2005             2004
                                                                    -----------      ------------
ASSETS
------

CURRENT ASSETS
  Cash in Bank                                                       $   31,910       $    7,261
  Inventory                                                                               15,045
                                                                     ----------       ----------

TOTAL CURRENT ASSETS                                                     31,910           22,306
                                                                     ----------       ----------

OTHER ASSETS
  Investments                                                            35,000           35,000
                                                                     ----------       ----------

TOTAL ASSETS                                                         $   66,910       $   57,306
                                                                     ==========       ==========


LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES                                                  $      -0-       $       -0-
                                                                     ----------       ----------

TOTAL LIABILITIES                                                           -0-               -0-
                                                                     ----------       ----------


STOCKHOLDER'S EQUITY
Paid in capital                                                           2,000            2,000
Common stock, $0.001 par value,                                      ----------       ----------
 25,000,000 shares authorized;
 4,800,000 shares issued and outstanding
Additional Paid in Capital                                              113,245           73,245
Treasury Stock                                                          (60,314)               0
Accumulated (deficit) during the development stage                       18,287          (17,939)
                                                                     ----------       ----------

TOTAL STOCKHOLDER'S EQUITY                                               66,910           57,306
                                                                     ----------       ----------
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                                                 $   66,910       $   57,306
                                                                     ==========       ==========


    The accompanying notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                 -----------------------------------------------
              For the Three Months Ended June 30, 2005 and 2004 and
                 for the Nine Months Ended June 30, 2005 and 2004
             ------------------------------------------------------

                                          Three  Months  Ended          Nine Months Ended
                                                June  30                      June 30
                                      -------------------------- -------------------------------
                                           2005          2004          2005                2004

                                      ------------- ------------  ------------      ------------
------
   Income                              $    43,179  $         0   $    203,624                 0
                                       ------------ ------------  ------------      ------------
  TOTAL INCOME                              43,179            0        203,624                 0
COST OF GOODS SOLD
   Product                                       0            0         44,368                 0

GROSS PROFIT                                43,179            0        159,256                 0
                                       ------------ ------------  ------------      ------------


EXPENSES

 Bank Charges                                1,282            0          1,372                 0
 Professional Services                          70            0          3,170                 0
 Advertising			            10,113            0         10,463                 0
 Fees					       318            0            348                 0
 Office Expenses                             1,476            0          5,161                 0
 Postage				       221            0            742                 0
 Show Expense	                               621            0          1,199                 0
 Consulting				     1,165            0         90,801                 0
 Subcontractors                              6,601            0         23,231                 0
 Travel					     1,185            0          1,895                 0
 Utilities				       748            0          2,587                 0
                                        ------------ ------------  ------------      ------------
TOTAL EXPENSES                              24,171           36        140,969                 0
                                        -----------  -----------  ------------      ------------
NET INCOME(LOSS)                       $    19,008  $       (36)  $     18,287      $        (36)
                                        ===========  ===========   ===========       ===========
NET INCOME(LOSS)PER SHARE              $      .004  $   (.00001)  $       .004      $    (.00001)
                                        ===========  ===========   ===========       ===========
Weighted average number of common
shares outstanding                       4,800,000    2,000,000      4,800,000         2,000,000
                                        ===========  ===========   ===========       ===========

    The accompanying notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                  --------------------------------------------
             AS OF AND FOR THE Nine MONTHS ENDED June 30, 2005
             ------------------------------------------------------


                                  COMMON STOCK
                                 $.001 PAR VALUE                           RETAINED
                             NO. OF                 Treasury    PAID IN    EARNINGS   STOCKHOLDER'S
                             SHARES       AMOUNT     Stock      CAPITAL    (DEFICIT)     EQUITY
Balances on
September 30, 2004          4,400,000    $  2,000               $ 73,245  $ (17,939)

Issuance of Common
Stock May 31, 2005            400,000                             40,000

Repurchase of
Common Shares
January 31, 2005                                    $ (60,314)


Net (loss) accumulated
during the development
stage for the Nine
months ended
June 30, 2005                                                             $  18,287   $  66,910
                            ---------    --------   ----------    --------   ---------   ---------
June 30, 2005              4,800,000    $  2,000   $ (60,314)   $ 113,245  $    348   $  66,910


     The accompany notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS
                             -----------------------

             AS OF AND FOR THE THREE MONTHS ENDED June 30, 2005
             ------------------------------------------------------

                                           Three  Months  Ended
                                                June  30
                                      ------------------------------
                                             2005          2004
                                        -------------  ------------
------


CASH FLOWS FROM OPERATIONAL
  ACTIVITIES:Net (loss)                 $     43,179  $        (36)
                                        ------------- -------------

Net (decrease) to Current Assets and               0
    Current Liabilities                 ------------- -------------


Net cash flow provided by (used in)
    operating activities                      43,179             0
                                        ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  None                                             0             0
                                        ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock
  Acquisition of Treasury Stock                    0             0
                                        ------------- -------------
  Net cash flow provided by financing
    activities                                     0             0
                                        ------------- -------------
NET INCREASE(DECREASE)IN CASH                 43,179           (36)

BEGINNING OF PERIOD
  Cash and cash equivalents                    7,961            93
                                        ------------- -------------
END OF PERIOD
  Cash and cash equivalents             $     31,910  $         57
                                        ============= =============

    The accompanying notes are an integral part of these financial statements

                              BW ACQUISITION, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                       AS OF AND FOR THE Three MONTHS ENDED
                       -----------------------------------
                                 June 30, 2005
                               ------------------



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

On May 31, 2005 the Company issued 400,000 shares of common stock to Paradigm Technical, Inc. for an acquisition of 100% of Paradigm Technical, Inc. Paradigm is a marketing company specializing in internet sales. The stock was dividend to the shareholders of Paradigm Technical, Inc.

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

                              BW ACQUISITION, INC.
                              --------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                  June 30, 2005
                   ------------------------------------------

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

FAIR VALUE OF FINANCIAL STATEMENTS - The Companys financial instruments consist principally of cash, cash equivalents, accounts receivable and notes receivable, accounts payable, accrued expenses, and notes payable. The carrying amounts of such financial instruments as reflected in the balance sheets approximate their estimated fair value as of June 30, 2005. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

                              BW ACQUISITION, INC.
                              --------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 June 30, 2005
                   ------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS

The Companys revenues for the three months ended June 30, 2005 and June 30,2004 were respectively $43,179 and $0.

During the  three months ended  June 30, 2005,    the Company incurred expenses
of approximately $24,171. These costs were directly related to the Companys operational activities and consulting fees. For the three months ended
June 30, 2005,       the  Company  had General and  administrative  expenses of
approximately $24,171.  At June 30, 2005,    The Company had total assets of
$66,910 and total liabilities of $0. The Company had $31,910 in working capital. The Company may incur losses at least through fiscal year 2005, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

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

Besides sales to United Postal Service (UPS), the Company has made some sales to Walgrens Drug Stores and BP America.

As anticipated sales of the Portable Tow Truck have slowed during the     summer
months.

The Company acquired Paradigm Technical, Inc. in oreder to enhance its ability to market the Portable Tow Truck to the retail market direct.

Liquidity and Capital Resources

At June 30, 2005, the Companys total assets of $66,910 exceeded total liabilities of $0. We had working capital of $31,910.The Company has sufficient capital to continue on its present course. However we believe that additional expansion capital will need to be raised in the form of debt, equity or some other financing to expand the Companys growth. In the event financing is needed in the future, there can be no assurance that it will be available to the Company in an amount and on terms acceptable to us.

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

                                        BW ACQUISITION, INC.,
                                        A Nevada Corporation

   Date: August 5, 2005                   By:  /S/ Roger E. Pawson
                                             ------------------------------
                                             Roger E. Pawson,
                                             Chief Executive Officer


   Date: August 5, 2005                  By:  /S/ David Funderburk
                                             ------------------------------
                                             David Funderburk,
                                             Chief Financial Officer